Form 10-Q
period 1996-06-30
URBAN SHOPPING CENTERS INC
filed 1996-08-13
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1996.

Thank you.

Very truly yours,

URBAN SHOPPING CENTERS, INC.


By:  ADAM S. METZ
     Executive Vice President, Chief Financial
     Officer, Treasurer, Director of Acquisitions
     and Chief Accounting Officer




ASM/gd
Enclosures


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the quarter
ended  June  30,  1996                     Commission  file number 1-12278



                  URBAN SHOPPING CENTERS, INC.
     (Exact name of registrant as specified in its charter)



        Maryland                                      36-3886885
(State  or other jurisdiction                      (I.R.S. Employer
      of incorporation                            Identification No.)
      or organization)


900 North Michigan Avenue, Chicago, Illinois               60611
   (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code (312) 915-2000


Indicate  by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on August 2, 1996 were 13,440,626 and 301,633, respectively.















                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                 3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       19


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                             27

Item 6.  Exhibits and Reports on Form 8-K                    28










































PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                     ASSETS
                                     ------
                                                JUNE  30,          DECEMBER 31,
                                                  1996                1995
                                              ------------         ------------
Investment properties:
 Land, including peripheral land parcels      $     79,155         $     79,331
 Buildings and improvements                        526,783              525,704
 Equipment, furniture and fixtures                   1,987                1,871
 Construction in progress                           41,496               18,912
                                              ------------         ------------
                                                   649,421              625,818
 Accumulated depreciation                          (88,310)             (79,544)
                                              ------------         ------------
Investment properties, net of accumulated
depreciation                                       561,111              546,274
Investments in unconsolidated partnerships          13,099                3,703
Investment in the Management Company                15,201               15,673
Cash, cash equivalents and short-term
investments                                          7,326                8,152
Interest, rents and other receivables                9,945               11,395
Deferred expenses and other assets                  11,827               13,310
                                               -----------         ------------

                                              $    618,509         $    598,507
                                              ============         ============




                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                JUNE  30,          DECEMBER 31,
                                                  1996                 1995
                                              ------------         ------------
Liabilities:
 Mortgage notes payable                       $    272,156         $    251,000
 Land sale-leaseback proceeds                       75,000               75,000
 Deferred lease accrual                             15,082               13,911
 Accounts payable and other liabilities             22,543               18,663
 Investments in unconsolidated partnerships         36,485               33,563

 Commitments and contingencies
                                              ------------         ------------
    Total liabilities                              421,266              392,137

Minority interest                                   68,743               71,861

Stockholders' equity:
 Common stock, $.01 par value, 140,000,000
  shares authorized, 13,440,626 shares
  issued and outstanding                               134                  134
 Unit voting stock, $.01 par value,
  5,000,000 shares authorized, 301,633
  shares issued and outstanding                          3                    3
 Additional paid-in capital                        259,120              259,120
 Retained earnings (deficit)                      (130,757)            (124,748)
                                              ------------         ------------
    Total stockholders' equity                     128,500              134,509
                                              ------------         ------------

                                              $    618,509         $    598,507
                                              ============         ============



          See accompanying notes to consolidated financial statements.



                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)
                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                 JUNE 30,                      JUNE 30,
                        -------------------------     -------------------------
                           1996           1995           1996           1995
                        ----------     ----------     ----------     ----------
Revenues:
 Shopping center
  revenues:
  Minimum rents         $   14,875     $   14,555      $  29,871     $   27,820
  Percentage rents             881          1,049          1,611          1,360
  Recoveries from
   tenants                   6,152          6,577         12,942         12,642
  Other                        550            936            795          1,390
                        ----------     ----------     ----------     ----------
                            22,458         23,117         45,219         43,212

 Interest income               441            876            863          1,717
                        ----------     ----------     ----------     ----------

                            22,899         23,993         46,082         44,929
                        ----------     ----------     ----------     ----------

Expenses:
 Shopping center
  expenses                   6,999          8,413         15,227         15,761
 Mortgage and other
  interest                   3,504          4,151          6,956          7,272
 Ground rent                 1,104          1,075          2,210          2,178
 Depreciation and
  amortization               5,290          5,050         10,459          9,426
 General and
  administrative               572            577          1,482          1,426
 Write-off of assets            87             15            125            116
                        ----------     ----------     ----------     ----------

                            17,556         19,281         36,459         36,179
                        ----------     ----------     ----------     ----------



                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                 JUNE 30,                      JUNE 30,
                        -------------------------     -------------------------
                           1996           1995           1996           1995
                        ----------     ----------     ----------     ----------

    Operating income         5,343          4,712          9,623          8,750

Income from
 unconsolidated
 partnerships                  649            190            937            632
Income from the
 Management Company            199            367            497          1,276
                        ----------     ----------     ----------     ----------

   Income before other
     gains and
     minority interest       6,191          5,269         11,057         10,658

Other gains                    720            664            720            664
Minority interest           (2,443)        (2,049)        (4,182)        (3,936)
                        ----------     ----------     ----------     ----------

    Net income          $    4,468     $    3,884     $    7,595     $    7,386
                        ==========     ==========     ==========     ==========
    Income per
     common and unit
     voting common
     share              $      .33     $      .28     $      .55     $      .54
                        ==========     ==========     ==========     ==========
    Weighted average
     common and unit
     voting common
     stock outstanding  13,742,259     13,742,259     13,742,259     13,742,259
                        ==========     ==========     ==========     ==========

    Dividends declared
     and paid           $     .495     $     .485     $     .990     $     .970
                        ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.






                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                                    1996                1995
                                                ------------       ------------
Cash flows from operating activities:
Net income                                      $      7,595       $      7,386
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                       10,459              9,426
  Write-off of assets                                    125                116
  Recovery for losses on accounts receivable            (116)               (19)
  Income from unconsolidated partnerships               (937)              (632)
  Income from the Management Company,
   net of distributions                                  486               (188)
  Minority interest                                    4,182              3,936
  Deferred lease accrual                               1,171              1,270
  Other gains                                           (720)              (664)
  Other, net                                            (248)              (587)
 Other changes in assets and liabilities:
  Interest, rents and other receivables                1,815              2,235
  Deferred expenses and other assets                     335                418
  Accounts payable and other liabilities               2,324              3,196
                                                ------------       ------------

    Net cash provided by operating activities         26,471             25,893
                                                ------------       ------------









                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    1996                1995
                                                ------------       ------------
Cash flows from investing activities:
 Additions  to investment properties,
   net of change in related payables                 (22,636)           (32,634)
   Acquisition of partnership interest                (9,431)                --
 Acquisition of development parcels                       --             (5,568)
 Proceeds from sale of option                             --                664
 Proceeds from the sale of development parcels,
  net of selling costs                                 1,044                 --
 Net distributions (contributions) from the
   Management Company                                    (14)               134
 Cash contributions to unconsolidated
  partnerships                                          (671)                --
 Cash distributions from unconsolidated
  partnerships                                         4,421              1,432
 Net sales and maturities (purchases) of
  short-term investments                                 (27)            14,781
 Increase in restricted cash                            (272)              (200)
 Decrease in notes receivable                             10                 13
                                                ------------       ------------

    Net cash used in investing activities            (27,576)           (21,378)
                                                ------------       ------------
Cash flows from financing activities:
 Proceeds from issuance of debt,
  net of issuance costs                               28,156             23,912
 Repayment of debt                                    (7,000)           (20,216)
 Cash distributions to partners                       (7,300)            (7,022)
 Dividends paid                                      (13,604)           (13,330)
                                                ------------       ------------
    Net cash provided by (used in)
     financing activities                                252            (16,656)
                                                ------------       ------------

Net decrease in cash and cash equivalents               (853)           (12,141)
Cash and cash equivalents at beginning
 of period                                             7,866             17,842
                                                ------------       ------------

Cash and cash equivalents at end of period      $      7,013       $      5,701
                                                ============       ============
Supplemental disclosure of cash flow
 information:
 Cash paid for mortgage and other interest,
  net of amounts capitalized                    $      6,658       $      6,679
                                                ============       ============

                 See accompanying notes to consolidated financial statements.


                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1996 AND 1995

                           (UNAUDITED)

             ($000's omitted, except share amounts)

     Readers  of  this quarterly report should  refer  to  the Company's
audited financial  statements  for  the  year  ended   December   31,   1995,
which are incorporated by reference in the Company's 1995 annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) BASIS OF PRESENTATION

     In  the opinion of management, all adjustments (consisting solely of
normal recurring adjustments) necessary  for  a  fair   presentation of the
consolidated financial statements have been included. The results for the interim periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of Urban Shopping Centers, Inc. ("Urban"), Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates (collectively, the "Company"). The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), Valencia Town Center Associates, L.P. ("Valencia Town Center") and Citrus Park Venture ("Citrus Mall").

     In accordance with the consensus reached in FASB Emerging Issues Task Force Issue 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation" issued in September 1995, the Company has changed its method of accounting for its preferred stock investment in Urban Retail Properties Co. (the "Management Company") from the cost method to the equity method. The accompanying consolidated financial statements for the three and six months ended June 30, 1995, have been restated to reflect this change in policy. For the three and six months ended June 30, 1995, net income decreased $74 or $0.01 per share and increased $360 or $0.03 per share, respectively, as a result of this change in policy.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation Plans" was issued in October 1995. The Statement is effective for fiscal years beginning after December 15, 1995. As allowed by the new Statement, the Company plans to continue to use Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options. Certain pro forma and other information will be disclosed as if the Company had measured compensation costs in a manner consistent with the new Statement.

     Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)



(1) BASIS OF PRESENTATION (CONTINUED)

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the six months ended June 30, 1996 and 1995, the Company incurred interest of $8,193 and $7,887, respectively, and capitalized interest of $1,237 and $615, respectively.

     Cash and cash equivalents (which aggregated $7,013 and $7,866 at June 30, 1996 and December 31, 1995, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($5,212 and $6,301 at June 30, 1996 and December 31, 1995, respectively). Other short-term investments (generally with original maturities of one year or
less) are generally   held to maturity and aggregated  $313 and $286 at June 30,
1996 and December 31, 1995,  respectively.   Cash  equivalents  and  other
short-term investments are held at cost which approximates market.


(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     The accompanying consolidated financial statements include investments in certain partnerships in which the Company does not own a controlling interest. These investments are reported using the equity method. To the extent the Company's investment basis differs from its share of the capital of an unconsolidated partnership, such difference is amortized over the depreciable lives of the unconsolidated partnership's investment assets. Investments in unconsolidated partnerships consist of the following:

                                                    Company's
         Name                   Property            Ownership
- - -----------------------  -------------------------  ---------
Water Tower Joint        Water Tower Place,
 Venture                  Chicago, IL                 55% (a)
Coral-CS/LTD Associates  Coral Square Mall,
                          Coral Springs, FL           50%
West Dade County         Miami International Mall,
 Associates               Miami, FL                   40% (b)
Valencia Town Center     Valencia Town Center,
 Associates, L.P.         Valencia, CA                25% (c)
Citrus Park Venture      Tampa, FL                    50% (d)


     (a) The Company owns a 55% interest in a retail property (Water Tower Place) through its investment in Water Tower Joint Venture ("WTJV"). All major decisions concerning the retail property require the approval of both partners of WTJV and thus the Company does not control the partnership.





                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

     (b)  Effective April  1, 1996,   JMB/Miami  International Associates (an
unconsolidated partnership) distributed its interest in West Dade County Associates ("West Dade") to its partners (the Operating Partnership and two affiliates of JMB Realty). Effective April 1, 1996, the Operating Partnership purchased an approximate 18% interest in West Dade from one of the JMB Realty affiliates for $9,431 in cash and the assumption of the seller's pro rata share of all liabilities of West Dade. The remaining interests owned by the JMB Realty affiliates were sold to the outside partner in West Dade for $5,375 in cash and the assumption of the sellers' pro rata share of all liabilities of West Dade. Subsequent to these transactions, the Operating Partnership owns a 40% interest in West Dade and the outside partner owns the other 60% interest.

     (c) The outside partner has a right to all cash distributions until it has received a return on and of its contributions to the partnership (as set forth in the partnership agreement).


     (d)  On June 23, 1995, the Company acquired a 50% interest in Citrus Park
Venture (a 163 acre development parcel).    The Management Company currently
owns the other 50% interest in Citrus Park Venture.































                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

     Summarized  financial  information for the unconsolidated  partnerships  is presented below.
                                                  JUNE  30,        DECEMBER 31,
                                                    1996               1995
                                                ------------       ------------
Assets:
  Investment properties, net                    $    293,768       $    292,452
  Other assets                                        25,355             28,817
                                                ------------       ------------
Less liabilities:
 Mortgage notes payable                              310,800            310,800
 Other liabilities                                    17,897             16,624
                                                ------------       ------------

     Total deficit                                    (9,574)            (6,155)

Less:  Outside partners' capital                      13,812             23,705
                                                ------------       ------------

     Total investments in unconsolidated
      partnerships                              $    (23,386)      $    (29,860)
                                                ============       ============
Total investments in unconsolidated
 partnerships are presented in the accompanying
 consolidated balance sheets as follows:
 Assets - Investments in unconsolidated
  partnerships                                  $     13,099       $      3,703
 Liabilities - Investments in unconsolidated
  partnerships                                        36,485             33,563
                                                ------------       ------------

                                                $    (23,386)      $    (29,860)
                                                ============       ============




                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

     Summarized financial information for the unconsolidated partnerships - continued

                                                        SIX MONTHS ENDED
                                                           JUNE 30,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------
Revenues:
 Shopping centers                               $     38,644       $     37,960
 Interest income                                         189                232
Expenses:
 Shopping centers                                    (17,709)           (17,034)
 Mortgage and other interest and ground rent         (12,633)           (12,736)
 Depreciation and amortization                        (5,674)            (5,730)
                                                ------------       ------------

     Net income                                $       2,817       $      2,692
                                               =============       ============

Company's share of:
 Mortgage and other interest and ground rent   $      (5,311)      $     (5,210)
 Depreciation and amortization                        (2,259)            (2,189)
 Net income                                              937                632
                                                ============       ============







                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3) INVESTMENT IN THE MANAGEMENT COMPANY

     As restated, the Company's financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                                 JUNE  30,         DECEMBER 31,
                                                   1996                1995
                                               ------------        ------------
Assets:
 Investments in land parcels (a)               $      37,870       $     36,795
 Cash, cash equivalents and short-term
  investments                                            792              3,251
 Receivables and deferred expenses                    11,453             11,274
                                               -------------       ------------

                                               $      50,115       $     51,320
                                               =============       ============

Liabilities:
 Notes payable (b)                             $      70,000       $     70,000
 Accounts payable and other liabilities                2,147              3,589
                                               -------------       ------------
                                                      72,147             73,589
Owners' deficit                                      (22,032)           (22,269)
                                               -------------       ------------

                                               $      50,115       $     51,320
                                               =============       ============




                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(3) INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

    Summarized financial information for the Management Company - continued
                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                -------------------------------
                                                    1996               1995
                                                ------------       ------------
Revenues                                        $     19,200       $     18,867
                                                ------------       ------------
Expenses:
 Management, leasing and development services         15,279             13,605
 Mortgage and other interest                           2,597              2,523
 Land parcels                                            255                 20
 Depreciation and amortization                           209                179
                                                ------------       ------------

                                                      18,340             16,327
                                                ------------       ------------

     Operating income                                    860              2,540

 Income tax provision                                   (438)            (1,027)
 Loss on sale of land parcel                              --               (639)
                                                ------------       ------------

     Net income                                 $        422       $        874
                                                ============       ============

                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(3) INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

     (a) Includes   50%  of the  outstanding  mortgage   loan   receivable of an
affiliated   joint   venture   which  was   not   part   of   the   JMB   Retail
Group.  The mortgage   loan,   with  a  50%  face  value  of  $25,750,   was
acquired   by the JMB Retail Group   on   December   29,   1992,  for  $19,312
resulting   in   a   discount of $6,438.  The loan   bears   interest   at  a
variable  rate  based   on   market   interest rates (as defined)    and  is
secured    by    the   affiliated    joint    venture's interest in a land
parcel   located    in    Chicago,    IL.     Interest    is    recorded    for
financial reporting purposes    when   received.    Accordingly,   accretion  of
the    discount has also not been recorded.

     (b)  Includes  $51,000  of  indebtedness    secured    by    the Management
Company's interest   in   certain   management  contracts  and   a   guarantee
by  Penn  Square Mall Limited   Partnership   (a   consolidated  venture) which
is  secured   by Penn Square Mall.    The   $51,000   bears  interest  at  7.54%
per   annum   and   matures on August 1, 2001.    Also   includes   $9,000  of
indebtedness  owed  to affiliates  of JMB Realty Corporation    ("JMB  Realty")
which   bore   no   interest    through  the original maturity of May   20,
1996,  at  which  time  it  was  extended   to   September   1, 2001, at an
interest    rate   of   7.0%.    The   effective   interest    rate    on   the
aggregate $60,000 of indebtedness   is   7.46%   through   September  1,  2001.
The   Management Company also is indebted   under   a   $10,000  note  payable
to   the   Company.   Such   note bears interest at 12% per annum and matures
on September 1, 2001.

The    Management    Company    provides  management,  leasing  and development
services     to     the     Company's    consolidated     and     unconsolidated
investment properties, to    affiliated    entities    and   to third  parties.
During  1995, management contracts for  six   of   the   Company's consolidated
investment   properties   were terminated and new  management   contracts  were
entered   into   with    the  Operating Partnership.  In connection  therewith,
the   Operating   Partnership    entered  into  a service agreement with  the
Management   Company   to   provide   supervisory   services  by Management
Company personnel  at  105%  of the Management Company's  cost thereof. During
the six months   ended   June   30,   1996,  the  Management  Company  received
such reimbursements from the Operating Partnership of approximately $309. During the six months ended June 30, 1996 and 1995, management, leasing and development revenues of approximately $4,746 and $4,158, respectively,
resulted from services provided to affiliated     entities.      In    addition,
the  Management  Company received reimbursements (at  cost)  of  payroll  and
other  operating    expenses  from affiliated entities for activities performed
on   their   behalf.    Such    reimbursements  were approximately $7,987 and
$1,325   during  the  six  months  ended  June   30,   1996   and 1995,
respectively.   The  Management  Company  did   not renew the  administrative
services agreement  with JMB   Service   Bureau   Co.   at   December 31, 1995.
Commencing January 1,   1996,   the   Management  Company  began  employing  its
own   personnel to perform the services    previously    provided    under  the
administrative  services agreement.  Additionally,  rent  expense, including
building   expenses,   paid   by the Management Company   to   affiliates  of
JMB  Realty  during   the   six   months   ended  June 30, 1996 and 1995 were
$459 and $461, respectively.




                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(3) INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

     The    Company    has    options   to   purchase   certain    development
parcels from the Management   Company   at  the  lower  of  fair  market   value
or   110%   of allocable cost (all   terms   as   defined)  until  October 2000.
In  addition,   the   sale or development of   any   development   parcels   by
the  Management   Company   is   subject to a right of first   offer  in  favor
of  the  Company  on   the   same   conditions   as  described above.  On   May
25,   1995,  the  Company  exercised  its  option  to   acquire   the Management
Company's   50%   interest  in  a  30  acre  development   parcel   in   Memphis
as further discussed     in    Note    6    of    Notes    to    Consolidated
Financial Statements.  On August 17, 1995,    the    Company  sold   its option
to   purchase    Woodbury  (a development parcel) in  Minneapolis   from   the
Management   Company   to   an   unaffiliated   third  party.  The unaffiliated
third    party    exercised    its    option    and    purchased  Woodbury from
the Management   Company   as   further  discussed   in   Note   6   of   Notes
to Consolidated Financial Statements.

(4) MORTGAGE NOTES PAYABLE

     On   May   29,   1996,   the   Company  executed   a   construction   loan
commitment with a lender    in    the    amount    of   $65,000   to   finance
the   remaining construction costs at Wolfchase   Galleria.    The   loan  which
was   initially   funded   in   May  1996 bears interest   at   the   Company's
election  at   (i)   the   prime   rate   plus .25% or (ii) LIBOR  plus  1.375%
(6.8125%  as  of  June  30,  1996).    The   loan   matures   on  May 29, 1998;
however,   it   may   be   extended  for  three  one  year   periods.    As   of
June 30, 1996, $11,756 had been funded.

(5)  SALE OF INVESTMENT PROPERTY

     On   June   25,   1996,   the   Company  completed   an   outparcel   land
sale at Wolfchase Galleria   for total proceeds,   net  of   selling   expenses,
of $1,044 and recognized a gain   of   $720 for financial  reporting  purposes.
Subsequent  to  the end of the second   quarter   of   1996,   the  Company
completed  a  second   outparcel  land sale at Wolfchase  Galleria   for total
proceeds, net   of   selling   expenses, of $841.

(6)  TRANSACTIONS WITH AFFILIATES

     Costs   and   expenses   for   services   provided   by   the   Management
Company, the Operating    Partnership    and    other    affiliates    to   the
Company's investment properties,     including    the    Company's    share   of
unconsolidated investment properties, were as follows:

                                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                                ---------------------------
                                                   1996               1995
                                                ---------         ---------
Property management and leasing
  services (a)                                  $   1,418         $   1,274
Development services                                  554               278
Insurance  commissions                                137               118
                                                ---------         ---------
                                                $   2,109         $   1,670
                                                =========         =========
                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(6)  TRANSACTIONS WITH AFFILIATES (CONTINUED)

      (a)    In   1995,   the   management   agreements   for   the   following
properties were terminated   by   their   owners:   New  York  Square   (July
1995),   Brandon TownCenter, The Plaza   at   Brandon   TownCenter,  MainPlace
and Penn Square  Mall  (all October 1995), and  The  Plaza  at  Sawmill Place
(November   1995).    New   management  agreements were put   in   place   with
the  Operating  Partnership   on   substantially   the same terms.  Management
services   of  $706  for  the  six  months   ended   June   30, 1996, provided
by  the    Operating     Partnership    to    these   consolidated   investment
properties and included above, have been eliminated in consolidation.

     The   Company   has   purchase   options,   until   October   2000,   with
respect to interests  in   certain   improved   retail   properties   in  which
JMB Realty and certain of   its    affiliates    ("JMB    Partners")    have  an
interest.   In addition, these interests   may   not   be   sold  by  JMB
Partners  without   first   offering such interests to   the   Company  at  the
lower  of  the  option  price  or  the  then  fair market value of such
property. The   Company   also  has  options   to   purchase   certain retail
development   land   parcels  from  JMB  Partners   at   the   lower   of   fair
market value or 110%   of   allocable   cost  (all  terms  as  defined)  until
October   2000. In addition, the    sale    or    development   of   any
development   parcels    by    JMB Partners is subject to a   right   of   first
offer  in  favor  of the Company on   the   same conditions as described above.

     On  May  25, 1995, the  Company  exercised  its  options  to   acquire
interests in 167   acres   of   land   in   Memphis   for  the   development
of   Wolfchase  Galleria.  The aggregate   acquisition   value   of  such
parcels   was   $11,443.    A   137 acre parcel from JMB   Partners   and
a   50%  interest  in  a  30   acre   parcel   from   the Management Company
were    acquired.    The   Company   acquired   the   remaining   50%   interest
in the 30 acre parcel     from     an    unaffiliated    third    party.    The
aggregate consideration was paid in cash of $8,604 and through the issuance of 134,400 Units.

     On June 23, 1995, the Company sold, to an unaffiliated third party, its option to purchase from JMB Partners a 25% interest in
Northpoint Mall in Atlanta in exchange for $664 and a 50% interest in Citrus Park Venture (a 163 acre development parcel). For financial
reporting   purposes,    the    $664 was recognized as    a    gain    in  the
accompanying    consolidated    statements    of operations for the three and
six months ended June 30, 1995.

     On   August   17,   1995,   the   Company   sold,   to   an   unaffiliated
third party, its option   to   purchase   Woodbury   (a  development   parcel)
in  Minneapolis from the Management  Company   for   $3,874.    For   financial
reporting    purposes, the $3,874, net of   selling   expenses  of  $42  was
recognized  as  a  gain  in   the   third quarter of 1995.   The    unaffiliated
third   party   exercised   its   option   and   purchased Woodbury from the
Management Company for $1,853 net of selling expenses.









PART I.  FINANCIAL INFORMATION

    ITEM  2.   MANAGEMENT'S   DISCUSSION    AND    ANALYSIS    OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES


     FINANCIAL  CONDITION.  Net cash flows from operating activities increased
$.6   million   in   the  six  months  ended  June  30,  1996   from   the  six
months ended June 30,  1995.    This  increase    was   primarily  attributable
to  an increase in rental operations as discussed below.

     Net   cash   flows   used   in   investing   activities   increased   $6.2
million in the six  months  ended  June  30, 1996  from  the  six  months  ended
June  30, 1995.  This increase   was  primarily  attributable   to  (i)  the
continuing construction costs incurred   at   Wolfchase   Galleria  in  1996,
(ii)  the  purchase  of  an  additional 18% interest  in  Miami  International
Mall  in  1996  and   (iii)   a   decrease  in the net  sales   and  maturities
of  short-term  investments;  partially  offset by (i) a decrease  in  additions
to  investment  properties  as  a   result   of   the completion and opening  of
Brandon   TownCenter  in  1995,  (ii)   an   increase   in   cash distributions
from   Water   Tower   Place   and   (iii)  the   acquisition   of   development
parcels at Wolfchase Galleria in 1995.

     Net    cash   flows   from   financing   activities   increased    $16.9
million in the six months   ended   June   30,  1996  from  the  six   months
ended   June   30,  1995.  This increase  was  primarily  attributable   to
additional net  fundings  from the Company's  Line  and  from  the  construction
loan   at   Wolfchase   Galleria  in  1996; partially offset  by  net  fundings
from   the   construction   loan   at  Brandon  TownCenter in 1995.

     At   June   30,   1996,  the  Company  had  cash,  cash  equivalents   and
short-term  investments   of   approximately   $7.3  million.   Such  funds  are
available for working capital requirements, recurring capital expenditures, dividends and distributions to shareholders and limited partners of the Operating Partnership, respectively, and future acquisitions, expansions, renovations and developments.

     On  June 6, 1996, Urban paid $6.8 million to shareholders  as a dividend of
$.495  per   share   representing  its  first  quarter   1996   dividend.  On
June 6, 1996, the  Operating  Partnership  paid  $3.6 million  to  its  limited
partners as a distribution   of  $.495  per  Unit  representing  its  first
quarter 1996 distribution.

     CAPITALIZATION. At June 30, 1996, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management
Company)   totaled   $468.3   million  of  which   $436.1   million   is   fixed
rate debt and $32.2  million  is  floating  rate   debt.    On  May  29, 1996,
the Company executed a construction  loan  commitment  with  a  lender  in  the
amount   of   $65.0 million to finance   the   remaining   construction   costs
at  Wolfchase   Galleria.  The loan which was  initially   funded  in  May  1996
bears  interest   at   the   Company's  election at (i) the   prime  rate  plus
 .25%  or  (ii)  LIBOR  plus  1.375%  (6.8125%   as   of June 30, 1996).  The
loan  matures  on  May  29,  1998; however,  it  may  be  extended  for  three
one year periods.  As   of  June  30,  1996,  $11.8  million  had  been  funded.
On July 26, 1995, the   Company   signed   an  agreement  with  a  group  of
lenders   for   the establishment of  a  $90.0   million   secured,  revolving
line   of   credit  ("Line").   The  Line is secured by  Brandon  TownCenter,
The   Plaza  at  Brandon   TownCenter,   Bed   Bath  and  Beyond  outparcel  at
Brandon  TownCenter,  New  York  Square  and   The   Plaza   at  Sawmill Place.
The  Line   has   an  initial  three  year  term  and,  subject   to   lender's
approval, may be extended   for   an   additional  one  or  two  year   period.
As   of   June  30, 1996, $40.4 million  was  outstanding.    In  connection
with   the   initial   funding  on the Line, the Company  repaid  the   $12.0
million  then  outstanding   balance   on   the  construction  loan    at
Brandon  TownCenter.  The  Company  completed  several transactions in 1995 to
reduce    its    exposure   to   changing   interest   rates.     In    November
1995, the Company sold   its   interest   rate  protection  agreements  related
to   the   $82.0 million floating   rate  indebtedness   secured   by   Oakbrook
Center  and  simultaneously entered into   an  interest  rate   swap   agreement
which  fixed   the   rate   at  6.23%  through  maturity.  In   December   1995,
the   interest   rate   on    the   $80.0 million indebtedness secured  by
MainPlace  was  reduced  by  .34%  from  an  interest   rate   of  5.7466% to
5.4066%.    In   December   1995,  the  Company  entered   into   an   unsecured
five year interest  rate  swap  agreement  for  $20.0  million   of   the
outstanding balance on the Line at an all-in interest rate (including loan spread) of 7.10%.

     Although   there   can   be   no   assurances,   the   Company   believes
that operating cash   flows  will  be  sufficient  to   service  all  Company
debt  and anticipates repayment    or    refinancing   when   such   amounts
are   due  in   the  ordinary  course of its business.    At   June   30,  1996,
the  Company's  ratio   of   Company   debt to total market capitalization
(which   includes   the   market   value    of    issued  and outstanding shares
of   capital   stock   of   Urban   and  of   partnership   interests   in   the
Operating Partnership    not   held   by  Urban,  plus  Company   debt)   was
approximately 48%. The debt to    total   market   capitalization   ratio   is
based   upon   the   market value of the Common Stock   and   indebtedness   of
the   Company   and,    accordingly,   will fluctuate with changes   in   the
value   of  the  Common  Stock   (and   the   issuance   of additional shares of
Common   Stock,   or   other   forms  of   capital,  if  any,  and  the  amount
of outstanding indebtedness).

     The  Company   believes   that   its   cash   generated   from   property
operations will provide   the   necessary   funds   on   a  short-term   and
long-term  basis for its operating expenses, interest  expenses  on  outstanding
indebtedness  and  recurring capital  expenditures   and   all   dividends   to
the   shareholders   necessary   to  satisfy the REIT requirements.  Sources  of
capital  for   future   acquisitions,  development and non-recurring capital
expenditures,  such   as   major   building renovations and expansions, as  well
as   for   scheduled  principal  payments, including balloon payments, on  the
outstanding   indebtedness   are   expected  to  be obtained from the following:
(i)   excess    funds   available   for    distribution,  (ii) working capital
reserves, (iii) additional Company  or  property  financing,  (iv)  proceeds
from the sale    of   assets,   including   outparcels   and   (v)   additional
equity raised in the public    or   private   markets   (including   the
issuance   of   additional Units and/or Unit Voting    Stock).    Accordingly,
the   Company   expects    that    it   may incur additional indebtedness.   In
light  of  current  economic  conditions,   relative  costs of debt and equity
capital,    market   values   of   properties,   growth   and acquisition
opportunities    and   other   factors,   the   Company    may    consider   an
increase or decrease in    its    ratio    of   Company   debt   to   total
market   capitalization  accordingly.

     CAPITAL INVESTMENTS.  Brandon TownCenter,  the  approximately one million
square    foot   super-regional   mall   anchored   by   Burdines,    Dillard's,
JCPenney and Sears,   and  including   approximately   360,000   square   feet
of  mall GLA, opened on February   15,   1995.    The   Plaza  at  Brandon
TownCenter,   the   adjacent 243,000 square foot   community   center   anchored
by  Service  Merchandise  and  Target,  opened in August  1994.   In  addition,
there  are  approximately  25  acres  of outparcel land at Brandon  TownCenter
which   may   be    used    for   future   sale   or development.  The addition
of   the   125,000   square   foot   JCPenney   store   and   various new mall
shops at Penn   Square   Mall   was  completed  on  October  30,   1995.    The
Company also owns approximately   8   acres   of  land  adjacent  to  The  Plaza
at   Sawmill Place (a consolidated venture)   which   may   be   used   for
future  sale  or  development.

     Construction  activity  at  the  Company's  newest  super-regional mall,
Wolfchase   Galleria,   in   Memphis  is  on  time   and   on   budget   for   a
scheduled opening  in  late  February   1997.   Steel  erection  of  the  mall
building   began in January of 1996   and   construction   of   the  anchor
stores   started   in   February.  The anchor tenants    will   be   Dillard's,
Goldsmith's   (a  division  of  Federated Department  Stores,  Inc.),  JCPenney
and   Sears.    Wolfchase   Galleria   will   also  contain approximately   120
retailers,   restaurants,   a   food   court,   a    major entertainment complex
and  approximately  5,450  parking  spaces.   Leases  with  a  variety  of  the
high-quality     nationally-recognized    retailers    have     already     been
signed for the scheduled  opening.  The  Company  has  also  reached  several
recent agreements on outparcels   at  Wolfchase   Galleria   that   will   add
to  the   mall's  overall appeal to shoppers  in  the  Memphis  retail  market.
As  of  the  date  of  this  report, net proceeds  from  the   sale  of two
outparcels   at   Wolfchase   Galleria  total  $1.9 million.   The  Company has
also  reached  an  agreement  with  Bed  Bath and Beyond to lease  a  building
that  the  Company  will  construct  under  a   build  to suit lease on  an
outparcel.    In  connection  with  this   project,  the  Company acquired, on
May 25, 1995,  a  137  acre  parcel  from  JMB  Partners,  a  50%  interest  in
a  30 acre parcel from   the  Management  Company  and  the  remaining  50%
interest   in   the  30 acre parcel from   an   unaffiliated  third  party.  The
aggregate  acquisition value of such land parcels  of  $11.4  million  was paid
in  cash   and   Units,  of  which $10.0 million is included  in  land and $1.4
million  is  included   in   construction  in progress in the accompanying
Consolidated   Balance   Sheets   at   June  30,  1996  and  December 31, 1995.
The   total   construction   in   progress   related   to   Wolfchase   Galleria
at June 30, 1996 was $38.1 million.

     The  Company's next planned development  project after Wolfchase Galleria
will   be   Citrus   Mall   in   Tampa,   Florida.    Dillard's   and   Burdines
have agreed to be anchor   stores   for   the   project.   The  Company   has
also  reached  a  preliminary agreement  with  JCPenney  to  be  the  third of
four  planned  anchor department stores.   Citrus  Mall  is  scheduled  to open
in   the   spring    of    1999.  Currently, the Company owns  a  50%  interest
in   the   163   acre   development   parcel.    The  Management Company owns
the  other  50%  interest,  on  which  the  Company  owns  a  purchase option.
The  Company   also  has  a  purchase  option  on  68  acres  of  land   across
the street  from  Citrus  Mall  which  may  be   used   for   development  of  a
large community center.

     On January 10, 1996, the Company filed a shelf registration with the Securities and Exchange Commission which was effective on April 22, 1996, covering an aggregate public offering price of Preferred Stock, Depository Shares, Common Stock, Warrants and Rights, of up
to    $200.0  million.  The  Company intends  to  use proceeds  from  any such offerings for general corporate purposes, which may include acquisition and development of regional malls and community centers, capital improvements to existing properties and repayment of certain then outstanding secured or unsecured indebtedness.



























    REVIEW OF OPERATIONS

  FUNDS FROM OPERATIONS. The chart below shows the calculation of funds from operations, based upon the new National Association of Real Estate Investment
Trusts ("NAREIT") definition:

                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                JUNE 30,                       JUNE 30,
                        -------------------------     -------------------------
                           1996         1995 (a)         1996         1995(a)
                        ----------     ----------     ----------     ----------
Income before minority
 interest               $    6,911     $    5,933     $   11,777     $   11,322
Plus depreciation
  and amortization           4,789          4,512          9,461          8,449
Plus the Company's
 share of depreciation
 and amortization from
 unconsolidated
 partnerships and the
 Management Company          1,060          1,011          2,062          1,997
                        ----------     ----------     ----------     ----------

 Total funds from
  operations (b)        $   12,760     $   11,456     $   23,300     $   21,768
                        ==========     ==========     ==========     ==========

Company's share of
 funds from
 operations (c)         $    8,305     $    7,489     $   15,164     $   14,243
                        ==========     ==========     ==========     ==========

  (a) Restated to present funds from operations based upon the new NAREIT definition, which excludes the add back of non-real estate depreciation and amortization, and to reflect the Company's change in accounting for the Management Company from the cost method to the equity method as more fully discussed in Note 1 of Notes to Consolidated Financial Statements.

  (b) Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.

  (c) Based upon a weighted average of 21,025,641 and 21,003,673 shares and Units outstanding for the three and six months ended June 30, 1995, respectively.







  FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:
                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                JUNE 30,                       JUNE 30,
                        -------------------------     -------------------------
                           1996         1995 (a)         1996        1995(a)
                        ----------     ----------     ----------     ----------
Total funds from
 operations             $   12,760     $   11,456     $   23,300     $   21,768
Plus Oakbrook Center
 deferred minimum
 ground rent and
 related interest              790            800          1,572          1,593
Less adjustment to
 reflect actual cash
 received from the
 Management Company            (23)           108            (96)          (569)
Plus write-off of
 assets (b)                     87             15            125            116
Less straight-line
 rent adjustments (b)         (157)          (343)          (335)          (649)
                        ----------     ----------     ----------     ----------

Total funds available
 for distribution
 including other
 gains                  $   13,457     $   12,036     $   24,566     $  22,259
                        ==========     ==========     ==========     ==========
Company's share of
 funds available for
 distribution including
 other gains (c)        $    8,758     $    7,868     $   15,988     $   14,564
                        ==========     ==========     ==========     ==========
Total funds available
 for distribution
 excluding other
 gains                  $   12,737     $   11,372     $   23,846     $   21,595
                        ==========     ==========     ==========     ==========
Company's share of
 funds available for
 distribution excluding
 other gains (c)        $    8,289     $    7,434     $   15,519     $   14,130
                        ==========     ==========     ==========     ==========

  (a) Restated to present funds available for distribution based upon the new NAREIT funds from operations definition, which excludes the add back of non-real estate depreciation and amortization, and to reflect the Company's change in accounting for the Management Company from the cost method to the equity method as more fully discussed in Note 1 of Notes to Consolidated Financial Statements.

  (b)  Includes the Company's share of unconsolidated partnerships.

  (c) Based upon a weighted average of 21,025,641 and 21,003,673 shares and Units outstanding for the three and six months ended June 30, 1995, respectively.


     SALES.   Aggregate    sales   volume   at   the   Company's  regional malls
for those mall   shops   and   anchors   that  report  sales  have   increased
3.8%  to  $296 million in the   three   months   ended   June  30,  1996  from
$285   million   in   the  three months ended June 30, 1995.    Mall   tenant
sales   (excluding   anchors   and   movie theaters) have increased  3.9% to
$214  million  in  the  three  months  ended   June   30, 1996 from $206 million
in  the  same  period   for   1995.   Comparable   reported   mall tenant sales
increased   2.8%   in  the  six  months  ended  June  30,   1996   compared   to
the same period for 1995.

     OCCUPANCY.  The  mall GLA was 89.3% occupied at June 30, 1996 compared
to  89.8%   at  March  31,  1996  and  90.4%  at  June  30,  1995.   The  mall
GLA was 91.2% leased at June 30, 1996.


     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 1995

     Shopping center revenues increased  $2.0 million, or 4.6%, to $45.2 million
in   the   six   months  ended  June  30,  1996  from  $43.2  million   in  the
six months ended June   30,   1995.    This   increase   was  primarily
attributable   to   the increase in shopping    center   revenues   at   Brandon
TownCenter   and   Penn    Square Mall.  Minimum rents   and   recoveries   from
tenants  increased  at  Brandon   TownCenter due to its opening  on  February
15,   1995.   Minimum  rents   and   recoveries   from tenants increased   at
Penn   Square   Mall   primarily   due   to   its    expansion completed in
October 1995.

     Interest  income  decreased  $.8  million  to  $.9  million  in  the six
months ended  June  30,  1996   from  $1.7  million   in   the   same   period
for 1995.  This decrease was   primarily  attributable  to  a  decrease  in  the
average outstanding investments during the six months ended June 30, 1996 as compared to the same period in 1995.

     Shopping  center  expenses,  including  depreciation  and amortization,
increased   $.5   million   to  $25.7  million   in   the   six   months   ended
June 30, 1996 from  $25.2   million   in   the   same   period  for   1995.
This   increase   was primarily attributable   to   an  increase  in  shopping
center   expenses, including depreciation and    amortization,   at   Brandon
TownCenter  as  a  result   of   its opening on February 15,  1995   and   an
increase  in depreciation  and  amortization  at  Penn Square Mall as a  result
of its expansion   completed  in  October  1995.  These increases were partially
offset  by  a  decrease  in  management  fees   as a result   of the termination
of   management   contracts   with   the   Management   Company   for   six   of
the Company's consolidated    investment    properties   during    1995.     New
management contracts were entered   into   with   the   Operating   Partnership
and   those   fees   are  eliminated in  consolidation.

     Mortgage   and   other   interest   decreased   $.3   million   to   $7.0
million in the six   months   ended   June   30,  1996  from   $7.3   million
in   the   same period for 1995.  This    decrease   was   primarily   due   to
(i)  the  paydown   on  the  construction loan at Brandon   TownCenter  during
the second quarter of 1995 and (ii) an increase in capitalized interest relative to Wolfchase Galleria; partially offset by (i) a decrease in
capitalized   interest   at   Brandon   TownCenter   and  (ii)  an increase in
interest expense relative to the fundings from the Line.

     Income  from  unconsolidated  partnerships increased  $.3 million to $.9
million   in   the  six  months  ended  June  30,  1996  from  $.6  million  in
the same period for  1995.    This  increase   was  primarily  attributable to
the purchase of an additional 18% interest in Miami International Mall on April 1, 1996.




     Income   from   the   Management  Company   decreased   $.8   million   to
$.5 million in the   six   months  ended  June  30,  1996  from  $1.3  million
in  the  same period for 1995.   This  decrease  was  primarily  attributable to
an increase in operating expenses at the Management Company.

     Other gains of $.7 million for the six months ended June 30, 1996 represent
the   gain   on   the   sale   of   an   outparcel   of   land   at   Wolfchase
Galleria during the second  quarter  of  1996.   Other  gains  of  $.7  million
for  the  six months ended June 30, 1995  represent  the  gain  on  the  sale
of  the   Company's   option to purchase a 25% interest   in   Northpoint (an
improved   retail   property)  during  the second quarter of 1995.


     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

     Shopping  center  revenues  decreased  $.6  million  to  $22.5 million in
the three   months   ended  June  30,  1996  from  $23.1  million   in   the
three months ended June   30,   1995.    This   decrease   was  primarily
attributable   to   the decrease in shopping   center   revenues   at   Brandon
TownCenter,  Oakbrook  Center and MainPlace.  Other  recoveries  decreased  at
Brandon   TownCenter   primarily   due   to  reimbursements from  tenants in
1995  for  advertising  expenses  incurred  relative to the grand opening.
Recoveries   from   tenants   decreased    at   Oakbrook   Center and MainPlace
primarily   due   to   decreases   in  recoverable   repairs   and   maintenance
expense.

     Interest income decreased $.5 million to $.4 million in the three months
ended   June  30,  1996  from  $.9  million  in  the  same  period   for   1995.
This decrease was   primarily  attributable  to  a  decrease  in  the  average
outstanding investments during   the   second  quarter  of  1996  as  compared
to   the   same   period in 1995.

     Shopping  center  expenses,  including  depreciation  and amortization,
decreased   $1.2   million  to  $12.3  million  in  the   three   months   ended
June 30, 1996 from   $13.5   million   in   the  same  period   for   1995.
This  decrease was primarily attributable  to  (i)   decreases  in repairs and
maintenance at Oakbrook Center and MainPlace (which are generally recoverable
from  tenants),   (ii)  a decrease in advertising  expense  at  Brandon
TownCenter  due  to  its  grand  opening in 1995 (which is   recoverable   from
tenants)   and  (iii)   a   decrease   in   management fees as a result of  the
termination   of   management   contracts   with   the   Management  Company for
six consolidated  investment  properties  during  1995.   These decreases were
partially offset   by   an   increase   in  depreciation  and  amortization  at
Brandon TownCenter as a result   of   its   opening   on  February  15,  1995
and at Penn Square Mall as a result of its expansion completed in October 1995.

     Mortgage and other interest decreased $.7 million to $3.5 million in the three months ended June 30, 1996 from $4.2 million in the same period for 1995. This decrease was primarily due to (i) the paydown on the construction loan at Brandon TownCenter during the second quarter of
1995   and   (ii)   an  increase in  capitalized    interest    relative    to
Wolfchase   Galleria;  partially offset by an increase   in   interest   expense
relative   to   the   fundings   from   the  Line.

     Income from unconsolidated partnerships  increased  $.5  million  to  $.7
million   in   the   three  months  ended  June  30,  1996  from   $.2   million
in the same  period  for  1995.    This  increase  was  primarily  attributable
to the purchase of an additional 18% interest in Miami International Mall on April 1, 1996.

     Income from the Management Company decreased $.2 million to $.2 million in the three months ended June 30, 1996 from $.4 million in
the  same  period for  1995.    This   decrease  was  primarily  attributable
to   an   increase   in  operating expenses at the Management Company.



     Other  gains   of  $.7 million for the three  months  ended  June 30, 1996
represent   the   gain   on   the   sale   of   an   outparcel   of   land  at
Wolfchase Galleria during   the   second   quarter   of  1996.   Other   gains
of  $.7   million for the three months  ended  June  30, 1995  represent the
gain  on  the   sale   of   the  Company's option to  purchase  a  25%  interest
in  Northpoint  (an improved retail property) during the second quarter of 1995.
























































PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On   May  3,  1996, at the Company's   annual  meeting  of shareholders,
actions were  taken  on  (i)  the  election  of  directors,  (ii)  the  approval
of the issuance of securities  to  certain  significant  security  holders   or
their  affiliates as payment of   part   or   all   of   the   purchase  price
of  certain   developed   and undeveloped properties  and  (iii)    the
ratification   of   independent    auditors.  The results of these actions are
presented below.

Election of Directors:

                                   For                 Withheld
                                 ----------            ----------
Neil G. Bluhm                    19,119,531             43,139
James B. Digney                  19,120,966             41,704
Matthew S. Dominski              19,120,431             42,239
Susan Getzendanner               19,119,228             43,442
Judd D. Malkin                   19,120,631             42,039
John E. Neal                     19,122,164             40,506
Phillip B. Rooney                19,122,285             40,385
John G. Schreiber                19,121,790             40,880
Henry T. Segerstrom              19,120,472             42,198

     Messrs. Bluhm, Malkin and Dominski have been directors  since inception.
Messrs.   Digney,   Rooney,   Segerstrom  and   Ms.   Getzendanner   have   held
such positions since   October   18,   1993.    Messrs.   Neal   and   Schreiber
have  been directors since February 13, 1995.

     Each  of  the   above  directors  will  serve  until  the  Company's next
annual meeting of shareholders and until their respective successors have been elected and qualified, or until their resignation, death, termination or removal.

     Approval of the issuance of securities to certain significant security holders or their affiliates as payment of part or all of the purchase price of certain developed and undeveloped properties:

     For                    Against                  Abstain
- - ------------             ------------             ------------
 15,101,875                1,339,519                 154,393

     Ratification of Appointment of KPMG Peat Marwick LLP as independent auditors for 1996:

     For                    Against                  Abstain
- - ------------             ------------             ------------
 19,080,866                 31,268                   50,536

     No other matters were submitted to a vote of security holders during the meeting or during the period covered by this report.












     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)   Exhibits

      4.1   Stock Certificate  is hereby incorporated by reference to Exhibit
            4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      4.2 Indenture by and between USC Oakbrook, Inc. and Bankers Trust Company is hereby incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      4.3 Mortgage Note by and between Oakbrook Urban Venture, L.P. and USC Oakbrook, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      4.4   Swap Agreement by and between Oakbrook Urban Venture, L.P. and
            G.S. Financial Products International, L.P. is hereby incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      4.5 Promissory Note by and between Santa Ana Venture and MainPlace Grantor Trust is hereby incorporated by reference to Exhibit 4.5 to the Registrant's Form 10-K (File No. 1- 12278) filed on March 25, 1994

      4.6   Swap Agreement by and between Santa Ana Venture and G.S.
            Financial Products International, L.P. is hereby incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      4.7 Indenture by and between Water Tower Finance, Inc., Water Tower Joint Venture and First National Bank of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      4.8 Indenture by and between JMB Retail Properties Co. (now Urban Retail Properties Co.), Penn Square Mall Limited Partnership and Norwest Bank Minnesota, National Association is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 12, 1994

      4.9 Guaranty Agreement between Penn Square Mall Limited Partnership and Norwest Bank Minnesota, National Association is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 12, 1994

      4.10 Credit Agreement among Urban Shopping Centers, L.P., Union Bank of Switzerland (New York Branch), Morgan Guaranty Trust Company of New York and the several Lenders is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 9, 1995

      4.11 First Amendment to Indenture by and between USC Oakbrook, Inc. and Bankers Trust Company is hereby incorporated by reference to
            Exhibit 4.11 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1996



      4.12 Swap Agreement by and between Oakbrook Urban Venture, L.P. and GS Financial Products International, L.P. is hereby incorporated by reference to Exhibit 4.12 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1996

      4.13  First Amendment to Promissory Note by and between Santa Ana
            Venture and MainPlace Grantor Trust is hereby incorporated by reference to Exhibit 4.13 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1996

      4.14 Construction Loan Agreement among Wolfchase Galleria Limited Partnership, the several banks and financial institutions from time to time parties hereto, as Lenders, and Union Bank of Switzerland, New York Branch, is hereby filed herewith

      10.1 Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.2 Administrative Services Agreement between JMB Retail Properties Co. (now Urban Retail Properties Co.) and JMB Service Bureau Co. is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.3 Corporate Services Agreement among the Registrant, Urban Shopping Centers, L.P. and JMB Retail Properties Co. (now Urban Retail Properties Co.) is hereby incorporated by reference to Exhibit
            10.3  to the  Registrant's Form   10-Q (File No. 1-12278) filed on
            November 19, 1993

      10.4 JMB Realty Corporation Employee Savings Plan is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.5 Retirement Plan for Employees of Amfac, Inc. and Subsidiaries is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.6 Urban Shopping Centers 1993 Option Plan is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.7 Non-Competition Agreement between JMB Realty Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q (File No. 1- 12278) filed on November 19, 1993

      10.8 Non-Competition Agreement between JMB Institutional Realty Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.9 Non-Competition Agreement between Neil G. Bluhm and the Registrant is hereby incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.10 Non-Competition Agreement between Judd D. Malkin and the Registrant is hereby incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.11 Omnibus Agreement among Urban Shopping Centers, L.P., JMB Properties Company, JMB Retail Properties Co. (now Urban Retail Properties Co.) and the Registrant is hereby incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.12 Indemnification Agreement between the Registrant and its Directors and Officers is hereby incorporated by reference to
            Exhibit 10.13 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.13 Registration Rights and Lock-Up Agreement between the Registrant and certain Investors is hereby incorporated by reference to
            Exhibit 10.14 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.14 Stockholders Agreement between Center Partners, Ltd., Urban Investment & Development Co., Urban-Water Tower Associates, JMB/Miami Investors, L.P., Island Holidays, Ltd., Celtic Funding Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.15 Lease Agreement, dated December 31, 1990, by and between Teachers'Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oakbrook Urban Venture, as amended by the First Amendment to Lease Agreement and to Restated and Amended Memorandum of Lease is hereby incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.16 Second Amendment to Lease Agreement by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oakbrook Urban Venture, L.P. is hereby incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.17 Net Ground Rental Lease Agreement with respect to Penn Square Mall, as amended by Amendment of Net Ground Rental Lease and as further amended by Second Amendment of Net Ground Rental Lease is hereby incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.18 Ground Lease by and between The Newhall Land and Farming Company and Valencia Town Center Associates is hereby incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.19 Restated Employment Agreement between Matthew S. Dominski and the Registrant is hereby incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

      10.20 Third Amendment to Lease Agreement by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oakbrook Urban Venture, L.P. is hereby incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994


      10.21 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 9, 1995

      10.22 First and Second Amendments to Urban Shopping Centers 1993 Option Plan are hereby incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 9, 1995

      10.23 Dissolution Agreement by and among JMB Income Properties, Ltd. - XIII, IDS/JMB Balanced Income Growth, Ltd. and Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit
            10.23 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 2, 1996

      10.24 Purchase and Sale Agreement by JMB Income Properties, Ltd. - XIII and Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 2, 1996

      27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed

      ---------------

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

 (b)  No reports on Form 8-K were filed during the second quarter of 1996.
























                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        URBAN SHOPPING CENTERS, INC.


                      By:    ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  August 13, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  August 13, 1996