Form 10-Q
period 1996-09-30
URBAN SHOPPING CENTERS INC
filed 1996-11-13
CIK 907077

November 13, 1996



U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 30, 1996.

Thank you.

Very truly yours,

URBAN SHOPPING CENTERS, INC.


By:  ADAM S. METZ
     Executive Vice President, Chief Financial
     Officer, Director of Acquisitions and
     Chief Accounting Officer


ASM/gd
Enclosures























               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the quarter
ended September 30, 1996                          Commission file number 1-12278



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

The number of shares of Common Stock and Unit Voting Common
Stock, $.01 par value, outstanding on November 8, 1996 were 13,447,292 and 301,633, respectively.
















                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                 3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       19


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                    27














































PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                     ASSETS
                                     ------
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------
Investment properties:
 Land, including peripheral land parcels         $     79,008      $     79,331
 Buildings and improvements                           529,400           525,704
 Equipment, furniture and fixtures                      2,074             1,871
 Construction in progress                              53,862            18,912
                                                 ------------      ------------
                                                      664,344           625,818
 Accumulated depreciation                             (92,801)          (79,544)
                                                 ------------      ------------
Investment properties, net of accumulated
 depreciation                                         571,543           546,274
Investments in unconsolidated partnerships             14,062             3,703
Investment in the Management Company                   15,168            15,673
Cash, cash equivalents and short-term
 investments                                            4,548             8,152
Interest, rents and other receivables                  10,251            11,395
Deferred expenses and other assets                     11,515            13,310
                                                 ------------      ------------

                                                 $    627,087      $    598,507
                                                 ============      ============




                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------
Liabilities:
 Mortgage notes payable                          $    281,705      $    251,000
 Land sale-leaseback proceeds                          75,000            75,000
 Deferred lease accrual                                15,667            13,911
 Accounts payable and other liabilities                23,681            18,663
 Investments in unconsolidated partnerships            36,925            33,563

 Commitments and contingencies
                                                 ------------      ------------
    Total liabilities                                 432,978           392,137

Minority interest                                      67,638            71,861

Stockholders' equity:
 Common stock, $.01 par value, 140,000,000
  shares authorized, 13,447,292 shares issued
  and outstanding                                         134               134
 Unit voting stock, $.01 par value, 5,000,000
  shares authorized, 301,633 shares issued and
  outstanding                                               3                 3
 Additional paid-in capital                           259,258           259,120
 Retained earnings (deficit)                         (132,924)         (124,748)
                                                 ------------      ------------
    Total stockholders' equity                        126,471           134,509
                                                 ------------      ------------

                                                 $    627,087      $    598,507
                                                 ============      ============

          See accompanying notes to consolidated financial statements.




                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)
                             THREE MONTHS ENDED            NINE MONTHS ENDED
                               SEPTEMBER 30,                 SEPTEMBER 30,
                        -------------------------     -------------------------
                           1996           1995           1996           1995
                        ----------     ----------     ----------     ----------
Revenues:
 Shopping center
  revenues:
  Minimum rents         $   15,047     $   14,772     $   44,918     $   42,592
  Percentage rents           1,141          1,091          2,752          2,451
  Recoveries from
   tenants                   7,246          5,755         20,188         18,397
  Other                        610            695          1,405          2,085
                        ----------     ----------     ----------     ----------
                            24,044         22,313         69,263         65,525

 Interest income               438            414          1,301          2,131
                        ----------     ----------     ----------     ----------

                            24,482         22,727         70,564         67,656
                        ----------     ----------     ----------     ----------

Expenses:
 Shopping center
  expenses                   7,837          7,347         23,064         23,108
 Mortgage and other
  interest                   3,487          3,524         10,443         10,796
 Ground rent                 1,106          1,119          3,316          3,297
 Depreciation and
  amortization               5,317          5,102         15,776         14,528
 General and
  administrative               552            549          2,034          1,975
 Write-off of assets           167            113            292            229
                        ----------     ----------     ----------     ----------

                            18,466         17,754         54,925         53,933
                        ----------     ----------     ----------     ----------



                          URBAN SHOPPING CENTERS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                              SEPTEMBER 30,                 SEPTEMBER 30,
                        -------------------------     -------------------------
                           1996           1995           1996           1995
                        ----------     ----------     ----------     ----------
    Operating income         6,016          4,973         15,639         13,723

Income from
 unconsolidated
 partnerships                  450            168          1,387            800
Income from the
 Management Company            107          2,288            604          3,564
                        ----------     ----------     ----------     ----------

    Income before other
     gains, minority
     interest and
     extraordinary loss      6,573          7,429         17,630         18,087

Other gains                    608            691          1,328          1,355
Minority interest           (2,545)        (2,854)        (6,727)        (6,790)
                        ----------     ----------     ----------     ----------

    Income before
     extraordinary loss      4,636          5,266         12,231         12,652

Extraordinary loss (net
 of minority interest)          --         (1,007)            --         (1,007)
                        ----------     ----------     ----------     ----------

    Net income          $    4,636     $    4,259     $   12,231     $   11,645
                        ==========     ==========     ==========     ==========

    Income per common
     and unit voting
     common share:
      Before
       extraordinary
       loss             $      .34     $      .38     $      .89     $      .92
      Extraordinary
       loss                     --           (.07)            --           (.07)
                        ----------     ----------     ----------     ----------

        Net income      $      .34     $      .31     $      .89     $      .85
                        ==========     ==========     ==========     ==========

    Weighted average
     common and unit
     voting common
     stock outstanding  13,743,596     13,742,259     13,742,708     13,742,259
                        ==========     ==========     ==========     ==========

    Dividends declared
     and paid           $     .495     $     .485     $    1.485     $    1.455
                        ==========     ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                                     1996              1995
                                                 ------------      ------------
Cash flows from operating activities:
 Net income                                      $     12,231      $     11,645
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                        15,776            14,528
  Write-off of assets                                     292               229
  Provision (recovery) for losses on accounts
   receivable                                            (199)               95
  Income from unconsolidated partnerships              (1,387)             (800)
  Income from the Management Company, net of
   distributions                                           --            (1,984)
  Minority interest                                     6,727             6,790
  Deferred lease accrual                                1,756             1,905
  Other gains                                          (1,328)           (1,355)
  Extraordinary loss                                       --             1,007
  Other, net                                             (376)             (911)
 Other changes in assets and liabilities:
  Interest, rents and other receivables                 1,622               884
  Deferred expenses and other assets                     (410)              (48)
  Accounts payable and other liabilities                2,259             3,366
                                                 ------------      ------------

    Net cash provided by operating activities          36,963            35,351
                                                 ------------      ------------








                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                     1996               1995
                                                 ------------      ------------
Cash flows from investing activities:
 Additions  to investment properties, net of
   change in related payables                         (36,805)          (41,476)
 Acquisition of partnership interest                   (9,431)               --
 Acquisition of development parcels                        --            (5,568)
 Proceeds from sales of options and development
  parcels, net of selling costs                         1,909             1,313
 Net distributions from the Management Company            505               127
 Cash distributions from unconsolidated partnerships    5,041             2,026
 Cash contributions to unconsolidated partnerships     (1,367)              (97)
 Net sales and maturities of short-term investments       162            15,148
 Decrease in restricted cash                               85             2,100
 Decrease in notes receivable                              10                13
                                                 ------------      ------------

    Net cash used in investing activities             (39,891)          (26,414)
                                                 ------------      ------------
Cash flows from financing activities:
 Proceeds from issuance of debt, net of
  issuance costs                                       50,505            43,320
 Repayment of debt                                    (19,800)          (34,717)
 Cash distributions to partners                       (10,950)          (10,635)
 Dividends paid                                       (20,407)          (19,995)
 Proceeds from issuance of stock                          138                --
                                                 ------------      ------------

    Net cash used in financing activities                (514)          (22,027)
                                                 ------------      ------------

Net decrease in cash and cash equivalents              (3,442)          (13,090)
Cash and cash equivalents at beginning of period        7,866            17,842
                                                 ------------      ------------

Cash and cash equivalents at end of period       $      4,424      $      4,752
                                                 ============      ============
Supplemental disclosure of cash flow
information:
 Cash paid for mortgage and other interest,
  net of amounts capitalized                     $      9,919      $     10,233
                                                 ============      ============

                 See accompanying notes to consolidated financial statements.

                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1996 AND 1995

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

(1) BASIS OF PRESENTATION

    In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

    In accordance with the consensus reached in FASB Emerging Issues Task Force Issue 95-6 "Accounting by a Real Estate Investment Trust for an Investment in a Service Corporation" issued in September 1995, the Company has changed its method of accounting for its preferred stock investment in Urban Retail Properties Co. (the "Management Company") from the cost method to the equity method. The accompanying consolidated financial statements for the three and nine months ended September 30, 1995, have been restated to reflect this change in policy. For the three and nine months ended September 30, 1995, net income increased $1,221 or $0.09 per share and $1,581 or $0.12 per share, respectively, as a result of this change in policy.

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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)



(1) BASIS OF PRESENTATION (CONTINUED)

    Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the nine months ended September 30, 1996 and 1995, the Company incurred interest of $12,676 and $11,655, respectively, and capitalized interest of $2,233 and $859, respectively.

    Cash and cash equivalents (which aggregated $4,424 and $7,866 at September 30, 1996 and December 31, 1995, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($2,558 and $6,301 at September 30, 1996 and December 31, 1995, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $124 and $286 at September 30, 1996 and December 31, 1995, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.


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

                                                    Company's
         Name                   Property            Ownership
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

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    (b) Effective April 1, 1996, JMB/Miami International Associates (an unconsolidated partnership) distributed its interest in West Dade County Associates ("West Dade") to its partners (the Operating Partnership and two affiliates of JMB Realty). Effective April 1, 1996, the Operating Partnership purchased an approximate 18% interest in West Dade from one of the JMB Realty affiliates for $9,431 in cash and the assumption of the seller's pro rata share of all liabilities of West Dade. The remaining interests owned by the JMB Realty affiliates were sold to the outside partner in West Dade for $5,375 in cash and the assumption of the sellers' pro rata share of all liabilities of West Dade. Subsequent to these transactions, the Operating Partnership owns a 40% interest in West Dade and the outside partner owns the remaining 60% interest.

    (c) The outside partner has a right to all cash distributions until it has received a return on and of its contributions to the partnership (as set forth in the partnership agreement).

    (d)  On June 23, 1995, the Company acquired a 50% interest in
Citrus Park Venture (a 163 acre development parcel).  The
Management Company currently owns the remaining 50% interest in Citrus Park Venture.































                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships is presented below.
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------
Assets:
  Investment properties, net                     $    293,568      $    292,452
  Other assets                                         25,305            28,817
                                                 ------------      ------------

                                                      318,873           321,269

Less liabilities:
 Mortgage notes payable                               310,800           310,800
 Other liabilities                                     16,311            16,624
                                                 ------------      ------------

     Total deficit                                     (8,238)           (6,155)

Less:  Outside partners' capital                       14,625            23,705
                                                 ------------      ------------

     Total investments in unconsolidated
      partnerships                               $    (22,863)     $    (29,860)
                                                 ============      ============
Total investments in unconsolidated
partnerships are presented in the accompanying
consolidated balance sheets as follows:
 Assets - Investments in unconsolidated
  partnerships                                   $     14,062      $      3,703
 Liabilities - Investments in unconsolidated
  partnerships                                         36,925            33,563
                                                 ------------      ------------

                                                 $    (22,863)     $    (29,860)
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

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(2) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships - continued

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Revenues:
 Shopping centers                                $     58,247      $     56,586
 Interest income                                          297               379
Expenses:
 Shopping centers                                     (26,890)          (25,538)
 Mortgage and other interest and ground rent          (18,957)          (19,153)
 Depreciation and amortization                         (8,505)           (8,608)
 Write-off of assets                                       --              (138)
                                                 ------------      ------------

     Net income                                  $      4,192      $      3,528
                                                 ============      ============

Company's share of:
 Mortgage and other interest and ground rent     $     (8,062)     $     (7,810)
 Depreciation and amortization                         (3,438)           (3,370)
 Write-off of assets                                       --               (76)
 Net income                                             1,387               800
                                                 ============      ============





                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3) INVESTMENT IN THE MANAGEMENT COMPANY

    As restated, the Company's financial statements present its investment in the Management Company under the equity method of accounting.

    Summarized financial information for the Management Company is presented below.

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1996              1995
                                                 ------------      ------------
Assets:
 Investments in land parcels (a)                 $     38,170      $     36,795
 Cash, cash equivalents and short-term
  investments                                           2,617             3,251
 Receivables and deferred expenses                     11,724            11,274
                                                 ------------      ------------

                                                 $     52,511      $     51,320
                                                 ============      =============

Liabilities:
 Notes payable (b)                               $     70,000      $     70,000
 Accounts payable and other liabilities                 3,308             3,589
                                                 ------------      ------------
                                                       73,308            73,589
Owners' deficit                                       (20,797)          (22,269)
                                                 ------------      ------------

                                                 $     52,511      $     51,320
                                                 ============      ============




                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(3) INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

    Summarized financial information for the Management Company - continued
                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Revenues                                         $     28,926      $     29,114
                                                 ------------      ------------
Expenses:
 Management, leasing and development services          23,109            20,730
 Mortgage and other interest                            4,037             3,784
 Land parcels                                             276                20
 Depreciation and amortization                            320               295
 Write-down of assets (a)                                  --             9,580
                                                 ------------      ------------

                                                       27,742            34,409
                                                 ------------      ------------

     Operating income (loss)                            1,184            (5,295)

Income tax benefit (provision)                           (599)              212
Loss on sale of land parcels                              --               (510)
                                                 ------------      ------------

     Net income (loss)                           $        585      $     (5,593)
                                                 ============      ============

                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(3) INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

    (a) Includes 50% of the outstanding mortgage loan of an affiliated joint venture which was not part of the JMB Retail Group. The mortgage loan, with a 50% face value of $25,750, was acquired by the JMB Retail Group on December 29, 1992, for $19,312 resulting in a discount of $6,438. The loan bears interest at a variable rate based on market interest rates (as defined) and is secured by the affiliated joint venture's interest in a land parcel located in Chicago, IL. Interest is recorded for financial reporting purposes when received. Accordingly, accretion of the discount has also not been recorded.

    The Management Company evaluates its investment properties periodically to assess whether any impairment indications are present. If any investment property is considered impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. During the third quarter of 1995, the carrying values of two retail development parcels were reduced by $9,580 due to the uncertainty of realizing the carrying values upon future sale or development.

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

    The Management Company provides management, leasing and development services to the Company's consolidated and unconsolidated investment properties, to affiliated entities and to third parties. During 1995, management contracts for six of the Company's consolidated investment properties were terminated and new management contracts were entered into with the Operating Partnership. In connection therewith, the Operating Partnership entered into a service agreement with the Management Company to provide supervisory services by Management Company personnel at 105% of the Management Company's cost thereof. During the nine months ended September 30, 1996, the Management Company received such reimbursements from the Operating Partnership of approximately $447. During the nine months ended September 30, 1996 and 1995, management, leasing and development revenues of approximately $7,487 and $6,236, respectively, resulted from services provided to affiliated entities. In addition, the Management Company received reimbursements (at cost) of payroll and other operating expenses from affiliated entities for activities performed on their behalf. Such reimbursements were approximately $11,061 and $1,777 during the nine months ended September 30, 1996 and 1995, respectively. The Management Company did not renew the administrative services agreement with JMB Service Bureau Co. at December 31, 1995. Commencing January 1, 1996, the Management Company began employing its own personnel to perform the services previously provided under the administrative services agreement. Additionally, rent expense, including building expenses, paid by the Management Company to affiliates of JMB Realty during the nine months ended September 30, 1996 and 1995 were $656 and $694, respectively.
                  URBAN SHOPPING CENTERS, INC.

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


(4) MORTGAGE NOTES PAYABLE

    On May 29, 1996, the Company executed a construction loan commitment with a lender in the amount of $65,000 to finance the remaining construction costs at Wolfchase Galleria. The loan, which was initially funded in May 1996, bears interest at the Company's election at (i) the prime rate plus .25% or (ii) LIBOR plus 1.375% (6.809% as of September 30, 1996). The loan matures on May 29, 1998; however, it may be extended for three one-year periods. As of September 30, 1996, $22,605 had been funded.


(5) SALE OF INVESTMENT PROPERTY

    On June 25, 1996, the Company completed an outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of $1,044 and recognized a gain of $720 for financial reporting purposes in the second quarter of 1996. On July 19, 1996, the Company completed a second outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of $841 and recognized a gain of $608 for financial reporting purposes in the third quarter of 1996. Subsequent to the end of the third quarter of 1996, the Company completed two additional outparcel land sales at Wolfchase Galleria for total proceeds, net of selling expenses, of $2,768.


(6) TRANSACTIONS WITH AFFILIATES

    Costs and expenses for services provided by the Management
Company, the Operating Partnership and other affiliates to the Company's investment properties, including the Company's share of unconsolidated investment properties, were as follows:






                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(6) TRANSACTIONS WITH AFFILIATES (CONTINUED)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     1996              1995
                                                 ------------      ------------
Property management and leasing services (a)     $      2,070      $      1,909
Development services                                      842               796
Insurance commissions                                     159               136
                                                 ------------      ------------
                                                 $      3,071      $      2,841
                                                 ============      ============

    (a) In 1995, the management agreements for the following properties were terminated by their owners: New York Square (July 1995), Brandon TownCenter, The Plaza at Brandon TownCenter, MainPlace and Penn Square Mall (all October 1995), and Service Merchandise Plaza (formerly The Plaza at Sawmill Place) (November
1995). New management agreements were put in place with the Operating Partnership on substantially the same terms. Management services of $1,054 for the nine months ended September 30, 1996, provided by the Operating Partnership to these consolidated investment properties and included above, have been eliminated in consolidation.

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

    On June 23, 1995, the Company sold, to an unaffiliated third party, its option to purchase from JMB Partners a 25% interest in Northpoint Mall in Atlanta in exchange for $664 and a 50% interest in Citrus Park Venture (a 163 acre development parcel). For financial reporting purposes, the $664 was recognized as a gain in the accompanying consolidated statement of operations for the nine months ended September 30, 1995.



                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(6) TRANSACTIONS WITH AFFILIATES (CONTINUED)

    On August 17, 1995, the Company sold, to an unaffiliated third party, its option to purchase Woodbury (a development parcel) in Minneapolis from the Management Company for $3,874, of which $691 was paid in cash at closing and $3,183 in the form of a promissory note paid on December 11, 1995. For financial reporting purposes, the $691 was recognized as a gain in the accompanying consolidated statements of operations for the three and nine months ended September 30, 1995. For financial reporting purposes, the $3,183 net of selling expenses of $42 was recognized as a gain in the fourth quarter of 1995. The unaffiliated third party exercised its option and purchased Woodbury from the Management Company for $1,853 net of selling expenses.









































PART I.  FINANCIAL INFORMATION

              ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES


    FINANCIAL CONDITION.  Net cash flows from operating
activities increased   $1.6 million in the nine months ended
September 30, 1996 from the nine months ended September 30, 1995.
This increase was primarily attributable to an increase in rental operations as discussed below.

    Net cash flows used in investing activities increased $13.5 million in the nine months ended September 30, 1996 from the nine months ended September 30, 1995. This increase was primarily attributable to (i) the continuing construction costs incurred at Wolfchase Galleria in 1996, (ii) the purchase of an additional 18% interest in Miami International Mall in 1996, (iii) a decrease in the net sales and maturities of short-term investments and (iv) an increase in cash contributions to Citrus Park Venture; partially offset by (i) a decrease in additions to investment properties as a result of the completion and opening of Brandon TownCenter in 1995, (ii) an increase in cash distributions from Water Tower Place and (iii) the acquisition of development parcels at Wolfchase Galleria in 1995.

    Net cash flows used in financing activities decreased $21.5 million in the nine months ended September 30, 1996 from the nine months ended September 30, 1995. This decrease was primarily attributable to additional net fundings from the Company's Line and from the construction loan at Wolfchase Galleria in 1996; partially offset by net fundings from the construction loan at Brandon TownCenter in 1995.

    At September 30, 1996, the Company had cash, cash equivalents and short-term investments of approximately $4.5 million. Such funds are available for working capital requirements, recurring capital expenditures, dividends and distributions to shareholders and limited partners of the Operating Partnership, respectively, and future acquisitions, expansions, renovations and developments.

    On September 5, 1996, Urban paid $6.8 million to shareholders as a dividend of $.495 per share representing its second quarter 1996 dividend. On September 5, 1996, the Operating Partnership paid $3.6 million to its limited partners as a distribution of $.495 per Unit representing its second quarter 1996 distribution.

    CAPITALIZATION. At September 30, 1996, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $477.8 million of which $436.1 million is fixed rate debt and $41.7 million is floating rate debt. On May 29, 1996, the Company executed a construction loan commitment with a lender in the amount of $65.0 million to finance the remaining construction costs at Wolfchase Galleria. The loan, which was initially funded in May 1996, bears interest at the Company's election at (i) the prime rate plus
 .25% or (ii) LIBOR plus 1.375% (6.809% as of September 30, 1996).
The loan matures on May 29, 1998; however, it may be extended for three one-year periods. As of September 30, 1996, $22.6 million had been funded. On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90.0 million secured, revolving line of credit ("Line"). The Line is secured by Brandon TownCenter, The Plaza at Brandon TownCenter, Bed Bath and Beyond outparcel at Brandon TownCenter,

New York Square and Service Merchandise Plaza (formerly The Plaza at Sawmill Place). The Line has an initial three year term and, subject to lender's approval, may be extended for an additional one or two year period. As of September 30, 1996, $39.1 million was outstanding. In connection with the initial funding on the Line, the Company repaid the $12.0 million then outstanding balance on the construction loan at Brandon TownCenter. The Company completed several transactions in 1995 to reduce its exposure to changing interest rates. In November 1995, the Company sold its interest rate protection agreements related to the $82.0 million floating rate indebtedness secured by Oakbrook Center and simultaneously entered into an interest rate swap agreement which fixed the rate at 6.23% through maturity. In December 1995, the interest rate on the $80.0 million indebtedness secured by MainPlace was reduced by .34% from an interest rate of 5.7466% to 5.4066%. In December 1995, the Company entered into an unsecured five year interest rate swap agreement for $20.0 million of the outstanding balance on the Line at an all-in interest rate (including loan spread) of 7.10%.

    Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At September 30, 1996, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of Urban and of partnership interests in the Operating Partnership not held by Urban, plus Company debt) was approximately 48%. The debt to total market capitalization ratio is based upon the market value of the Common Stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the Common Stock (and the issuance of additional shares of Common Stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

    CAPITAL INVESTMENTS. Brandon TownCenter, the approximately one million square foot super-regional mall anchored by Burdines, Dillard's, JCPenney and Sears, and including approximately 360,000 square feet of mall GLA, opened on February 15, 1995.
The Plaza at Brandon TownCenter, the adjacent 243,000 square foot community center anchored by Service Merchandise and Target, opened in August 1994. In addition, there are approximately 25 acres of outparcel land at Brandon TownCenter which may be used for future sale or development. The addition of the 125,000 square foot JCPenney store and various new mall shops at Penn Square Mall was completed on October 30, 1995. The Company also owns approximately 8 acres of land adjacent to Service Merchandise Plaza (formerly The Plaza at Sawmill Place) (a consolidated venture) which may be used for future sale or development.

    Construction activity at the Company's newest super-regional mall, Wolfchase Galleria, in Memphis is on time and on budget for a scheduled opening on February 26, 1997. The anchor tenants will be Dillard's, Goldsmith's (a division of Federated
Department Stores, Inc.), JCPenney and Sears. Wolfchase Galleria will also contain approximately 120 retailers, restaurants, a food court, a major entertainment complex and approximately 5,450 parking spaces. Pre-opening leasing at Wolfchase Galleria has reached 80%. Leases with a variety of the high-quality nationally-recognized retailers have already been signed for the scheduled opening. The Company has also reached several recent agreements on outparcels at Wolfchase Galleria that will add to the mall's overall appeal to shoppers in the Memphis retail market. As of the date of this report, net proceeds from the sale of four outparcels at Wolfchase Galleria total $4.7 million. The Company also signed an agreement with Bed Bath and Beyond to lease a building that the Company constructed under a build to suit lease on an outparcel and which opened on September 3, 1996. In connection with this project, the Company acquired, on May 25, 1995, a 137 acre parcel from JMB Partners, a 50% interest in a 30 acre parcel from the Management Company and the remaining 50% interest in the 30 acre parcel from an unaffiliated third party. The aggregate acquisition value of such land parcels of $11.4 million was paid in cash and Units, of which $10.0 million is included in land and $1.4 million is included in construction in progress in the accompanying Consolidated Balance Sheets at September 30, 1996 and December 31, 1995. The total construction in progress related to Wolfchase Galleria at September 30, 1996 was $51.3 million.

    The Company's next planned development project after Wolfchase Galleria will be Citrus Mall in Tampa, Florida. Burdines, Dillard's, JCPenney and Sears have agreed to be anchor stores for the project. Citrus Mall is scheduled to open in the spring of 1999. Currently, the Company owns a 50% interest in the 163 acre development parcel. The Management Company owns the remaining 50% interest, subject to a purchase option in favor of the Company. The Company also has a purchase option from JMB Partners on 68 acres of land across the street from Citrus Mall which may be used for development of a large community center.

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


























    REVIEW OF OPERATIONS

 FUNDS FROM OPERATIONS. The chart below shows the calculation of funds from operations, based upon the new National Association of Real Estate Investment
Trusts ("NAREIT") definition:

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               SEPTEMBER 30,                 SEPTEMBER 30,
                        -------------------------     -------------------------
                           1996         1995 (a)         1996         1995 (a)
                        ----------     ----------     ----------     ----------
Income before minority
 interest and
 extraordinary loss     $    7,181     $    8,120     $   18,958     $   19,442
Plus depreciation and
 amortization                4,813          4,593         14,274         13,042
Plus Company's share
 of depreciation and
 amortization from
 unconsolidated
 partnerships and the
 Management Company          1,077          1,002          3,139          2,999
                        ----------     ----------     ----------     ----------

 Total funds from
  operations (b)        $   13,071     $   13,715     $   36,371     $   35,483
                        ==========     ==========     ==========     ==========
 Company's share of
  funds from
  operations (c)        $    8,506     $    8,942     $   23,670     $   23,185
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

    (c) Based upon a weighted average of 21,117,570 and 21,116,434 shares and Units outstanding for the three and nine months ended September 30, 1996, respectively, and 21,090,122 and 21,032,806 for the three and nine months ended September 30, 1995, respectively. Total shares and Units outstanding at September 30, 1995 and 1996, were 21,090,122 and 21,122,526, respectively.




FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:
                           THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,                 SEPTEMBER 30,
                        -------------------------     -------------------------
                           1996         1995 (a)         1996         1995 (a)
                        ----------     ----------     ----------     ----------
Total funds from
 operations             $   13,071     $   13,715     $   36,371     $   35,483
Plus non-cash effect
 of Oakbrook Center
 straight-lined ground
 rent and related
  interest                     797            809          2,369          2,402
Less adjustment to
 reflect actual cash
 received from the
 Management Company            (32)        (2,369)          (128)        (2,938)
Plus write-off of
 assets (b)                    167            671            292            787
Less straight-line
 rent adjustments (c)         (199)          (355)          (534)        (1,004)
                        ----------     ----------     ----------     ----------

Total funds available
 for distribution
 including other
 gains                  $   13,804     $   12,471     $   38,370     $   34,730
                        ==========     ==========     ==========     ==========
Company's share of
 funds available for
 distribution including
 other gains (d)        $    8,983     $    8,129     $   24,971     $   22,693
                        ==========     ==========     ==========     ==========
Total funds available
 for distribution
 excluding other
 gains                  $   13,196     $   11,780     $   37,042     $   33,375
                        ==========     ==========     ==========     ==========
Company's share of
 funds available for
 distribution excluding
 other gains (d)        $    8,588     $    7,677     $   24,107     $   21,807
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

 (b) Includes the Company's share of unconsolidated partnerships and the Management Company.

 (c)  Includes the Company's share of unconsolidated partnerships.

 (d) Based upon a weighted average of 21,117,570 and 21,116,434 shares and Units outstanding for the three and nine months ended September 30, 1996, respectively, and 21,090,122 and 21,032,806 for the three and nine months ended September 30, 1995, respectively. Total shares and Units outstanding at September 30, 1995 and 1996, were 21,090,122 and 21,122,526.

    SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 2.5% to $296 million in the three months ended September 30, 1996 from $288 million in the three months ended September
30, 1995. Mall tenant sales (excluding anchors and movie theaters) have increased 1.2% to $215 million in the three months ended September 30, 1996 from $212 million in the same period for 1995. Comparable reported mall tenant sales increased 2.7% in the nine months ended September 30, 1996 compared to the same period for 1995.

    OCCUPANCY.  The mall GLA was 89.0% occupied at September 30,
1996 compared to 89.3% at June 30, 1996 and 91.3% at September
30, 1995.  The mall GLA was 92.6% leased at September 30, 1996.


    RESULTS OF OPERATIONS

    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE
    MONTHS ENDED SEPTEMBER 30, 1995

    Shopping center revenues increased $3.8 million, or 5.8%, to $69.3 million in the nine months ended September 30, 1996 from $65.5 million in the nine months ended September 30, 1995. This increase was primarily attributable to the increases in shopping center revenues at Brandon TownCenter, Oakbrook Center and Penn Square Mall. Minimum rents and recoveries from tenants increased at Brandon TownCenter due to its opening on February 15, 1995. Recoveries from tenants increased at Oakbrook Center primarily due to an increase in recoverable utilities and repairs and maintenance. Minimum rents and recoveries from tenants increased at Penn Square Mall primarily due to its expansion completed in October 1995.

    Interest income decreased $.8 million to $1.3 million in the nine months ended September 30, 1996 from $2.1 million in the same period for 1995. This decrease was primarily attributable to a decrease in the average outstanding investments during the nine months ended September 30, 1996 as compared to the same period in 1995.

    Shopping center expenses, including depreciation and amortization, increased $1.2 million to $38.8 million in the nine months ended September 30, 1996 from $37.6 million in the same period for 1995. This increase was primarily attributable to (i) an increase in real estate taxes at Brandon TownCenter resulting from an increase in the assessed value of the property (which are generally recoverable from tenants); as well as an increase in other shopping center expenses, including depreciation and amortization, as a result of its opening on February 15, 1995,
(ii) an increase in repairs and maintenance at Oakbrook Center (which are generally recoverable from tenants), and (iii) an increase in depreciation and amortization at Penn Square Mall as a result of its expansion completed in October 1995. These increases were partially offset by a decrease in management fees as a result of the termination of management contracts with the Management Company for six of the Company's consolidated investment properties during 1995. New management contracts were entered into with the Operating Partnership and those fees are eliminated in consolidation.

    Mortgage and other interest decreased $.4 million to $10.4 million in the nine months ended September 30, 1996 from $10.8 million in the same period for 1995. This decrease was primarily attributable to (i) the paydown on the construction loan at Brandon TownCenter during the second quarter of 1995 and (ii) an increase in capitalized interest relative to Wolfchase Galleria; partially offset by (i) a decrease in capitalized interest at Brandon TownCenter and (ii) an increase in interest expense relative to the fundings from the Line.

    Income from unconsolidated partnerships increased $.6 million to $1.4 million in the nine months ended September 30, 1996 from $.8 million in the same period for 1995. This increase was primarily attributable to the purchase of an additional 18% interest in Miami International Mall on April 1, 1996.

    Income from the Management Company decreased $3.0 million to $0.6 million in the nine months ended September 30, 1996 from $3.6 million in the same period for 1995. This decrease was primarily attributable to (i) a decrease in management fees as a result of the termination of management contracts for six of the Company's consolidated investment properties during 1995, (ii) an increase in operating expenses at the Management Company and
(iii) an increase in mortgage interest as a result of the interest on the JMB Realty affiliated debt beginning in May 1996.

    Other gains of $1.3 million for the nine months ended September 30, 1996 represent the gains on sale of two outparcels of land at Wolfchase Galleria during the second and third quarters of 1996. Other gains of $1.4 million for the nine months ended September 30, 1995 represent (i) the $.7 million gain relative to the sale of the Company's option to purchase a 25% interest in Northpoint (an improved retail property) during the second quarter of 1995 and (ii) the $.7 million gain relative to the sale of the Company's option to purchase Woodbury during the third quarter of 1995.

    The extraordinary loss, net of minority interest, of $1.0 million for the nine months ended September 30, 1995 represents the write-off of deferred financing costs relative to the repayment of the construction loan at Brandon TownCenter during the third quarter of 1995.


    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE
MONTHS ENDED  SEPTEMBER 30, 1995

    Shopping center revenues increased $1.7 million to $24.0 million in the three months ended September 30, 1996 from $22.3 million in the three months ended September 30, 1995. This increase was primarily attributable to the increase in shopping center revenues at Brandon TownCenter, Oakbrook Center and Penn Square Mall. Recoveries from tenants increased at Brandon TownCenter due to the increase in real estate taxes resulting from an increase in the assessed value of the property. Recoveries from tenants increased at Oakbrook Center primarily due to an increase in recoverable utilities and repairs and maintenance. Minimum rents and recoveries from tenants increased at Penn Square Mall primarily due to its expansion completed in October 1995.

    Shopping center expenses, including depreciation and amortization, increased $.8 million to $13.2 million in the three months ended September 30, 1996 from $12.4 million in the same period for 1995. This increase was primarily attributable to (i) an increase in real estate taxes at Brandon TownCenter resulting from an increase in the assessed value of the property (which are generally recoverable from tenants), (ii) an increase in repairs and maintenance at Oakbrook Center (which are generally recoverable from tenants) and (iii) an increase in depreciation and amortization at Penn Square Mall as a result of its expansion completed in October 1995.

    Income from unconsolidated partnerships increased $.3 million to $.5 million in the three months ended September 30, 1996 from $.2 million in the same period for 1995. This increase was primarily attributable to the purchase of an additional 18% interest in Miami International Mall on April 1, 1996.

    Income from the Management Company decreased $2.2 million to $.1 million in the three months ended September 30, 1996 from $2.3 million in the same period for 1995. This decrease was primarily attributable to (i) a decrease in management fees as a result of the termination of management contracts for six of the Company's consolidated investment properties during 1995, (ii) an increase in operating expenses at the Management Company and
(iii) an increase in mortgage interest as a result of the interest on the JMB Realty affiliated debt beginning in May 1996.

    Other gains of $.6 million for the three months ended September 30, 1996 represent the gain on the sale of an outparcel of land at Wolfchase Galleria during the third quarter of 1996. Other gains of $.7 million for the three months ended September 30, 1995 represent the gain relative to the sale of the Company's option to purchase Woodbury during the third quarter of 1995.

    The extraordinary loss, net of minority interest, of $1.0 million for three months ended September 30, 1995 represents the write-off of deferred financing costs relative to the repayment of the construction loan at Brandon TownCenter during the third quarter of 1995.















































PART II.  OTHER INFORMATION

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

                 4.3    Mortgage Note by and between Oakbrook
            Urban Venture, L.P. and USC Oakbrook, Inc. is hereby incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

                 4.4    Swap Agreement by and between Oakbrook
            Urban Venture, L.P. and G.S. Financial Products
            International, L.P. is hereby incorporated by reference to Exhibit 4.4 to the Registrant's Form 10-
            K (File No. 1-12278) filed on March 25, 1994

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

                 4.7    Indenture by and between Water Tower
            Finance, Inc., Water Tower Joint Venture and First National Bank of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

                 4.8    Indenture by and between JMB Retail
            Properties Co. (now Urban Retail Properties Co.), Penn Square Mall Limited Partnership and Norwest Bank Minnesota, National Association is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 12, 1994

                 4.9    Guaranty Agreement between Penn Square
            Mall Limited Partnership and Norwest Bank Minnesota,
            National Association is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-
            Q (File No. 1-12278) filed on August 12, 1994

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

                 4.14   Construction Loan Agreement among
            Wolfchase Galleria Limited Partnership, the several banks and financial institutions from time to time parties hereto, as Lenders, and Union Bank of Switzerland, New York Branch, is hereby incorporated by reference to Exhibit 4.14 to the Registrant's
            Form 10-Q (File No. 1-12278) filed on August 13, 1996

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

                 10.14  Stockholders Agreement between Center
            Partners, Ltd., Urban Investment & Development Co., Urban-Water Tower Associates, JMB/Miami Investors, L.P., Island Holidays, Ltd., Celtic Funding Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

                 10.15  Lease Agreement, dated December 31,
            1990, by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oakbrook Urban Venture, as amended by the First Amendment to Lease Agreement and to Restated and Amended Memorandum of Lease is hereby incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

                 10.16  Second Amendment to Lease Agreement
            by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oakbrook Urban Venture, L.P. is hereby incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

                 10.17  Net Ground Rental Lease Agreement
            with respect to Penn Square Mall, as amended by Amendment of Net Ground Rental Lease and as further amended by Second Amendment of Net Ground Rental Lease is hereby incorporated by reference to Exhibit
            10.18 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

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

            (b) No reports on Form 8-K were filed during the third quarter of 1996.
























                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        URBAN SHOPPING CENTERS, INC.


                      By:    ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  November 13, 1996


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  November 13, 1996