Form 10-K
period 1996-12-31
URBAN SHOPPING CENTERS INC
filed 1997-03-31
CIK 907077

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For  the  fiscal year                          Commission File Number 1-12278
ended December 31, 1996


                  URBAN SHOPPING CENTERS, INC.
     (Exact name of registrant as specified in its charter)


        Maryland                                                36-3886885
(State of incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

900 North Michigan Avenue, Suite 1500
Chicago, Illinois                                                 60611
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code (312) 915-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                       which registered
-------------------                                  ------------------------

Common Stock, $.01 Par Value                         New York Stock Exchange
                                                     Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
         -----

As of March 21, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $508,459,000, based upon the closing price ($33.25) on the New York Stock Exchange composite tape on such date.

As of March 21, 1997, there were outstanding 16,963,862 shares of the registrant's Common Stock and 340,511 shares of the registrant's Unit Voting Common Stock.

Portions of the registrant's 1996 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting to be held in 1997 are incorporated by reference into
Part III.

                        TABLE OF CONTENTS



                                                                           Page
                                                                           ----

PART I

Item  1.  Business                                                            1

Item  2.  Properties                                                          9

Item  3.  Legal Proceedings                                                  14

Item  4.  Submission of Matters to a Vote of Security Holders                14


PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                                15

Item  6.  Selected Financial Data                                            15

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          15

Item  8.  Financial Statements and Supplementary Data                        15

Item  9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           15


PART III

Item 10.  Directors and Executive Officers of the Registrant                 16

Item 11.  Executive Compensation                                             16

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                         16

Item 13.  Certain Relationships and Related Transactions                     16


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                           17


SIGNATURES                                                                   22

                             PART I

ITEM 1.  BUSINESS

   THE COMPANY

   The Company was incorporated under the General Corporation Laws of Maryland on May 12, 1993 and commenced operations effective with the completion of its initial public stock offering (the "Offering") on October 14, 1993, whereby the Company sold 11,870,000 shares of its common stock, $.01 par value per share ("Common Stock"), at $23.50 per share. The Company was formed to continue the regional mall business of JMB Realty Corporation and certain of its affiliates ("JMB Partners") in owning, managing, leasing, acquiring, developing and redeveloping a portfolio of super-regional and regional malls located throughout the United States. Substantially all of the Company's assets and interests in investment properties (the "Properties") are held by, and substantially all of its operations are conducted through, Urban Shopping Centers, L.P. (the "Operating Partnership").

   JMB Partners and certain other parties (together referred to as the "Contributor Group") contributed to the Company and the Operating
Partnership certain assets and interests in the Properties in exchange for shares of Common Stock and unit voting common stock, $.01 par value per share ("Unit Voting Stock"), of the Company, and limited partnership interests ("Units") in the Operating Partnership. Each share of Unit Voting Stock may be exchanged, together with 24 Units, for 25 shares of Common Stock subject to certain restrictions.

   In November and December 1996, the Company completed a public offering of 3,225,000 shares of Common Stock at $25.50 per share, raising net proceeds of $80,625,000. Subsequent to the public offering and the 1996 issuance of Unit Voting Stock and preferred units in the Operating Partnership, as of December 31, 1996, the Company, which is the sole general partner of the Operating Partnership, owns an approximate 69.9% interest therein; members of the Contributor Group hold limited partnership interests in the Operating Partnership and own an approximate 30.1% minority interest therein. In general, for financial reporting purposes, net profits and losses of the Operating Partnership are allocated to the general and limited partners in accordance with their percentage ownership. The Company operates as a real estate investment trust
("REIT") for Federal income tax purposes.

   Urban Retail Properties Co. (the "Management Company") was incorporated on May 12, 1993. Generally, the Company's preferred stock investment in the Management Company entitles it to 95% of the distributions, profits and losses from the Management Company's management, leasing and development business and 5% of the net distributions, profits and losses from certain land parcels owned by the Management Company.

   THE REGIONAL MALL BUSINESS

   There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of generally less than 100,000 square feet of GLA ("community centers") to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this report, the term "regional malls" refers to both regional and super-regional shopping centers and the term "Regional Malls" refers to the Company's nine operating regional malls at December 31, 1996. The term "Community Centers" refers to the Company's three operating community centers and the term "Properties" refers to the Regional Malls and the Community Centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.


   BUSINESS OF THE COMPANY

   A discussion of the business of the Company is hereby incorporated by reference to the discussion appearing on pages 1 through 11 of the Company's 1996 annual report to shareholders
(the "Annual Report") under the captions "Shareholders,"
"Performance," "Development," "Acquisition" and "Retail Mix."


   THE MANAGEMENT COMPANY BUSINESS

   A discussion of the Management Company business is hereby incorporated by reference to the discussion appearing on pages 12 and 13 of the Annual Report under the caption "Management."


   ANCHORS

   Regional malls (and many smaller centers) usually contain one or more anchors. Anchors, which include traditional department stores, general merchandise stores, large fashion specialty stores, value oriented specialty stores and discount stores, usually inventory a broad range of products that appeal to many shoppers. Anchors are one of the most important factors in differentiating among regional malls.

   Anchors either own their own stores and parking areas or lease their stores from the owner of the mall. Although the rent and other charges paid by anchors is usually much less (on a per square foot basis) than the rent paid by tenants occupying Mall GLA, their presence typically attracts many shoppers and enhances the value of a shopping center.

   Anchors in the Regional Malls occupy approximately 6.4 million square feet of GLA (approximately 62% of total GLA of the Regional Malls) and accounted for approximately 11% of total shopping center revenues of the Regional Malls in 1996. The table on the following page summarizes the square footage owned and leased by anchors in the Regional Malls at December 31, 1996:

                                    ANCHOR      ANCHOR
                        NUMBER        GLA         GLA                   PERCENT
                          OF        OWNED        OWNED       TOTAL         OF
                        ANCHOR        BY          BY        ANCHOR       TOTAL
PARENT/ANCHOR           STORES      ANCHOR      COMPANY       GLA         GLA
--------------         --------    ---------   ---------   ---------   --------
SEARS, ROEBUCK AND CO.
 Sears                        5      641,684     246,877     888,561       8.7%

DAYTON HUDSON
CORPORATION
 Marshall Field's             3      820,012     288,802   1,108,814      10.9%
 Mervyn's                     2      200,000          --     200,000       1.9%
                       --------    ---------   ---------   ---------   --------
    Total                     5    1,020,012     288,802   1,308,814      12.8%

FEDERATED DEPARTMENT
STORES, INC.
 Burdines                     5      491,128     140,000     631,128       6.2%
 Macy's                       1      225,000          --     225,000       2.2%
 Bloomingdale's               1      200,000          --     200,000       1.9%
                       --------    ---------   ---------   ---------   --------
    Total                     7      916,128     140,000   1,056,128      10.3%

THE MAY DEPARTMENT
STORES COMPANY
 Foley's                      1      160,000          --     160,000       1.6%
 Lord & Taylor                3           --     340,867     340,867       3.3%
 Robinsons-May                3           --     425,498     425,498       4.2%
                       --------    ---------   ---------   ---------   --------
    Total                     7      160,000     766,365     926,365       9.1%

J.C. PENNEY COMPANY,
INC.
 JCPenney                     5      415,456     266,960     682,416       6.7%

DILLARD DEPARTMENT
STORES, INC.
 Dillard's                    2      210,531     240,925     451,456       4.4%

NORDSTROM, INC.
 Nordstrom                    3      200,000     370,536     570,536       5.6%




                                     ANCHOR     ANCHOR
                        NUMBER         GLA        GLA                   PERCENT
                          OF          OWNED      OWNED        TOTAL       OF
                        ANCHOR         BY         BY         ANCHOR      TOTAL
PARENT/ANCHOR           STORES       ANCHOR     COMPANY       GLA         GLA
--------------         --------    ---------   ---------   ---------   --------
MONTGOMERY WARD & CO.
 Montgomery Ward              1           --     163,893     163,893       1.6%

THE NEIMAN MARCUS GROUP,
INC.
 Neiman Marcus                1           --     112,099     112,099       1.1%

SAKS HOLDINGS, INC.
 Saks Fifth Avenue            2            --    196,103     196,103       1.9%
                       --------     ---------  ---------   ---------   --------

    Totals                   38     3,563,811  2,792,560   6,356,371      62.2%
                       ========     =========  =========   =========   ========



   MAJOR TENANTS

   Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Regional Malls. In addition to enhancing a regional mall's popularity with shoppers, tenants affiliated with national chains help regional malls lease space by attracting many local and regional tenants.

   Ten major national retail chains which had stores open and operating at December 31, 1996 accounted for 28.4% of the Mall GLA in the Regional Malls at December 31, 1996 and 22.2% of 1996 minimum rent of the Regional Malls. The largest of these chains, in terms of square footage and rent received, is The Limited, Inc., which, through all of its subsidiaries, accounted for 11.4% of Mall GLA in the Regional Malls at December 31, 1996 and 8.7% of 1996 minimum rent of the Regional Malls. No other of these chains accounted for more than 3.1% of the Mall GLA in the Regional Malls at December 31, 1996 or 3.4% of 1996 minimum rent of the Regional Malls.

   The following table summarizes the square feet leased by the ten major national retail chains in the Regional Malls (including
Old Orchard Center acquired on December 18, 1996) at December 31,
1996:

                                                                COMPANY'S
                                   TOTAL                     PRO RATA SHARE
                      -------------------------------    --------------------
                                             PERCENT     PERCENT
                      NUMBER                    OF          OF
                        OF        STORE        MALL       STORE        MALL
PARENT/STORE          STORES       GLA         GLA         GLA          GLA
------------         --------    --------    --------    --------    --------
THE LIMITED, INC.
 Express                    9     148,805        3.9%     124,095        4.0%
 Lane Bryant                7      49,944        1.3%      37,735        1.2%
 Lerner New York            7      72,375        1.9%      53,612        1.7%
 Limited                    9     114,843        3.0%      94,070        3.0%
 Limited Too                4      16,257         .4%      14,453         .4%
 Structure                  6      37,661        1.0%      22,614         .7%
                     --------    --------    --------    --------    --------
    Total                  42     439,885       11.4%     346,579       11.1%

GAP, INC.
 Banana Republic            5      34,475         .9%      33,425        1.1%
 Gap                        6      36,162         .9%      25,202         .8%
 Gap & GapKids              2      25,355         .7%      25,355         .8%
 GapKids & Baby Gap         2      11,169         .3%       9,580         .3%
 GapKids                    3      10,786         .3%       7,356         .2%
                     --------    --------    --------    --------    --------
    Total                  18     117,947        3.1%     100,918        3.2%

SPIEGEL, INC.
 Eddie Bauer                7      80,453        2.1%      71,610        2.3%

WOOLWORTH CORPORATION
 Afterthoughts              1       1,139          0%       1,139          0%
 Athletic X-Press           1       2,500         .1%       1,000          0%
 Carimar                    1         800          0%           0          0%
 Champs Sports              5      24,826         .6%      14,504         .5%
 Foot Locker                8      22,856         .6%      16,233         .5%
 Going to the Game!         1       1,650          0%           0          0%
 Kids Foot Locker           3       4,595         .1%       2,960         .1%
 Kinney                     1       2,500         .1%           0         .3%
 Lady Foot Locker           7      11,528         .3%       7,988         .3%
 The San Francisco
   Music Box Company        3       3,367         .1%       2,297         .1%
                     --------   ---------    --------    --------    --------
    Total                  31      75,761        2.0%      46,121        1.5%





                                                              COMPANY'S
                                   TOTAL                    PRO RATA SHARE
                     --------------------------------    --------------------
                                             PERCENT     PERCENT
                      NUMBER                    OF          OF
                        OF         STORE       MALL       STORE       MALL
PARENT/STORE          STORES        GLA        GLA         GLA         GLA
------------         --------    ---------   --------    --------    --------
INTIMATE BRANDS, INC.
 Bath & Body Works          2        5,215        .1%       4,075         .2%
 Cacique                    1        4,030        .1%       4,030         .1%
 Victoria's Secret          9       64,287       1.7%      46,720        1.5%
                     --------    ---------   --------    --------    --------
    Total                  12       73,532       1.9%      54,825        1.8%

BARNES & NOBLE, INC.
 B. Dalton Bookseller       3       14,068        .4%       8,808         .3%
 Barnes & Noble             2       57,942       1.5%      57,942        1.9%
 Software Etc.              1        1,247         0%       1,247          0%
                     --------    ---------   --------    --------    --------
    Total                   6       73,257       1.9%      67,997        2.2%

LUXOTTICA GROUP, INC.
 August Max Woman           2        5,836        .1%       3,055         .1%
 Casual Corner              7       29,354        .8%      18,641         .6%
 LensCrafters               5       15,045        .4%       8,888         .3%
 Petite Sophisticate        7       18,485        .5%      13,881         .5%
                     --------    ---------   --------    --------    --------
    Total                  21       68,720       1.8%      44,465        1.4%

CRATE & BARREL, INC.
 Crate & Barrel             3       66,643       1.7%      66,643        2.1%

ABERCROMBIE & FITCH,
INC.
 Abercrombie & Fitch        5       57,231       1.5%      51,206        1.6%

BRINKER INTERNATIONAL,
INC.
 Maggiano's                 2       43,648       1.1%      43,648        1.4%
                     --------    ---------   --------    --------    --------

    Totals                147    1,097,077      28.4%     894,012       28.7%
                     ========    =========   ========    ========    ========


   ENVIRONMENTAL MATTERS

   The Properties have been subjected to varying degrees of environmental assessment. Where formal environmental studies have been performed, the purpose of such studies has been to identify existing or potential environmental hazards and to seek cost effective remedies. All of the Properties have been the subject of Phase I environmental assessments, each of which either was conducted or updated since 1989. None of the environmental assessments has revealed, nor is the Company aware of, any environmental liability (including asbestos-related liability) that the Company believes would have a material adverse affect on the Company's business, assets or results of operations. However, no assurances can be given that environmental liabilities will not arise in the future that could have a material adverse impact on the financial condition or operations of the Company. There can be no assurance that there are no existing conditions on the Properties which have not been identified by the limited environmental assessments which have been conducted to date.

   EMPLOYEES

   At December 31, 1996, the Company, the Operating Partnership and the Management Company employed a total of 2,208 persons. The Management Company employs substantially all of the professional employees that are currently engaged in the management, leasing and development businesses, and certain of the professionals engaged in asset management and administration.

   COMPETITION

   All of the Properties are located in developed retail and commercial areas. There may be other neighborhood and community shopping centers within a five-mile radius of each of the Community Centers. In addition, with respect to most of the Regional Malls, there are one or more regional malls within a fifteen-mile radius. Certain of the Regional Malls are located near, and may compete with, certain regional malls owned by third parties managed by the Management Company or owned by the Contributor Group or their affiliates; in addition, certain retailers are contractually restricted from operating at competing malls.

   INFLATION

   Inflation has remained relatively low during the past three years and has not had a significant impact on the Company. Substantially all of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates periodically during the terms of the leases. In addition, certain of the leases are for terms of less than 10 years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below then-existing market rate. Substantially all of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. However, inflation may have a negative impact on some of the Company's other operating expenses. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents. Also, for tenant leases with stated periodic rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

Item 2.  Properties

    The following table sets forth certain information relating to the Company's investment properties at December 31, 1996.

                                                            OWNERSHIP
                                                              BY THE
                                                             COMPANY
                                                               AND
                                                   YEAR     OPERATING   FEE OR
   PROPERTY/                         TOTAL GLA/   OPENED/    PARTNER-   GROUND
LOCATION(1)(2)       ANCHORS        MALL GLA (3)  EXPANDED    SHIP      LEASE
---------------   ----------------  ------------  --------  ---------  --------
REGIONAL MALLS:

OAKBROOK CENTER   Lord & Taylor       2,014,962/    1962/      100.0%  Ground
Oak Brook, IL     Marshall Field's      832,384     1973,              Lease(4)
(Chicago          Neiman Marcus                     1981,
metropolitan      Nordstrom                         1987,
area)             Saks Fifth                        1991
                   Avenue
                  Sears

OLD ORCHARD       Bloomingdale's      1,711,821/    1956/      100.0%  Fee
CENTER (5)        Lord & Taylor         648,104     1994
Skokie, IL        Marshall Field's
(Chicago          Nordstrom
metropolitan      Saks Fifth Avenue
area)

CITRUS PARK       Burdines            1,150,000/  Scheduled
TOWN CENTER(6)    Dillard's             460,000     1999       100.0%  Fee
Tampa, FL         JCPenney
                  Sears

MAINPLACE        Macy's               1,116,385/    1987/      100.0%  Fee
Santa Ana, CA    Nordstrom              455,885     1991
(Los Angeles/    Robinsons-May
Orange County     (2 stores)
metropolitan
area)




                                                            OWNERSHIP
                                                              BY THE
                                                             COMPANY
                                                               AND
                                                   YEAR     OPERATING   FEE OR
   PROPERTY/                         TOTAL GLA/   OPENED/    PARTNER-   GROUND
LOCATION(1)(2)        ANCHORS       MALL GLA (3)  EXPANDED     SHIP      LEASE
---------------   ----------------  ------------  --------  ---------  --------
REGIONAL MALLS:
(cont'd.)

WOLFCHASE         Dillard's           1,085,764/    1997       100.0%  Fee
GALLERIA (7)      Goldsmith's           389,079
Memphis, TN       JCPenney
                  Sears

PENN SQUARE       Dillard's           1,074,816/    1960/      100.0%  Ground
MALL              Foley's               384,998     1981,              Lease(8)
Oklahoma City,    JCPenney                          1988,
OK                Montgomery Ward                   1995

BRANDON           Burdines              980,431/    1995       100.0%  Fee
TOWNCENTER        Dillard's             360,716
Brandon, FL       JCPenney
(Tampa            Sears
metropolitan
area)

MIAMI             Burdines              973,280/    1982/       40.0%  Fee
INTERNATIONAL      (2 stores)           289,972     1992         (9)
MALL              JCPenney
Miami, FL         Mervyn's
                  Sears

CORAL SQUARE      Burdines              941,473/    1984/       50.0%  Fee
MALL              (2 stores)            293,329     1989
Coral Springs,    JCPenney
FL                Mervyn's
(Miami/Fort       Sears
Lauderdale
metropolitan
area)

WATER TOWER       Lord & Taylor         727,497/    1976/       55.0%  Fee
PLACE             Marshall Field's      311,325     1983
Chicago, IL                                         1991





                                                            OWNERSHIP
                                                              BY THE
                                                             COMPANY
                                                               AND
                                                   YEAR     OPERATING   FEE OR
   PROPERTY/                         TOTAL GLA/   OPENED/    PARTNER-   GROUND
LOCATION(1)(2)         ANCHORS      MALL GLA (3)  EXPANDED    SHIP      LEASE
---------------   ----------------  ------------  --------  ---------  --------
REGIONAL MALLS:
(cont'd.)
VALENCIA          JCPenney              675,405/    1992        25.0%  Ground
TOWN CENTER       Robinsons-May         282,486                 (10)   Lease(11)
Valencia, CA      Sears
(Los Angeles
metropolitan
area)

COMMUNITY
CENTERS:

CITRUS PARK                             450,000   Scheduled    100.0%  Fee
PLAZA (12)                                          1998
Tampa, FL

THE PLAZA AT      Service               243,035/    1994       100.0%  Fee
BRANDON            Merchandise           89,185
TOWNCENTER       Target
Brandon, FL
(Tampa
metropolitan
area)

SERVICE           Service               133,987/    1988       100.0%  Fee
MERCHANDISE        Merchandise           69,968
PLAZA
Columbus, OH

NEW YORK          Kohl's                115,685/    1989       100.0%  Fee
SQUARE            OfficeMax              16,760
Aurora, IL
(Chicago
metropolitan
area)


-----------------------

(1) In those cases where a property's location is identified with a larger metropolitan area, the metropolitan area is identified in parentheses.

(2) Reference is made to Notes 4 and 6 of Notes to Consolidated Financial Statements and to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report which is hereby incorporated by reference and to the Schedule III filed with this report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Company's investment properties.

(3) Excludes office components of Water Tower Place (93,796 square feet), Oakbrook Center (239,719 square feet) and Old
     Orchard Center (60,000 square feet).

(4) The Oakbrook Center ground lease expires in December 2040 and provides for renewal options for an additional 49 years as more fully discussed below.

(5)  Old Orchard Center was acquired on December 18, 1996.  See
     Note 3 of Notes to Consolidated Financial Statements in the
     Annual Report which is hereby incorporated by reference.

(6)  Construction is scheduled to begin in 1997 on Citrus Park
     Town Center which is scheduled to open in the spring of 1999.

(7)  Wolfchase Galleria opened on February 26, 1997.

(8) A substantial portion of Penn Square Mall is on land subject to a ground lease expiring in 2060. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(9) An additional approximate 18% interest in Miami International Mall was purchased on April 1, 1996. See Note 4 of Notes to
     Consolidated Financial statements in the Annual Report which is hereby incorporated by reference.

(10) Subordinated to unaffiliated venture partner's return of capital plus a return thereon.

(11) The Valencia Town Center ground lease expires in December
     2022. The partnership (in which the Operating Partnership is a limited partner) has an option to purchase the fee interest at any time at a predetermined price.

(12) Construction is scheduled to begin in 1997 on Citrus Park
     Plaza which is scheduled to open in the fall of 1998.

   The following two tables set forth certain rental information with respect to the Properties (including the Company's unconsolidated investment properties):

   CONTRACTUAL STEPS

   In certain cases, tenant leases contain provisions for periodic increases in the minimum rental rate. These increases do not necessarily result in increased funds available for distribution of a corresponding amount. The amount of the increase is mitigated by possible changes in a tenant's percentage rent breakpoint or amount, lease expirations and terminations and the Company's ownership interest in a property. The table below shows contractual rent steps for the years 1997 through 2001:

                                                                           COMPANY'S
CONTRACTUAL STEPS (in thousands of dollars)(1)     TOTAL       PRO RATA SHARE
----------------------------------------------  -----------    --------------
1997                                             $   1,111       $     890
1998                                                 1,781           1,483
1999                                                 1,360           1,148
2000                                                 1,209             985
2001                                                 1,041             758


(1)  Excludes Wolfchase Galleria, which opened on February 26, 1997.

   LEASE EXPIRATIONS

   The table below shows the square footage of lease expirations and the average rent per square foot of the expirations for the Company's retail tenants (excluding anchors, movie theaters and temporary tenants) for the years 1997 through 2001 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each Property):


                 TOTAL                 COMPANY'S PRO RATA SHARE
       --------------------------    ---------------------------
       EXPIRATIONS     AVERAGE       EXPIRATIONS      AVERAGE
YEAR     (S.F.)       RENT/S.F.        (S.F.)        RENT/S.F.
----   -----------    -----------    -----------     -----------
1997     217,231      $   29.59        174,445        $   30.43
1998     155,338          27.00        135,428            27.06
1999     157,991          26.94        133,496            24.60
2000     166,835          30.45        127,802            29.39
2001     187,322          36.67        163,986            35.57


   OAKBROOK CENTER GROUND LEASE

   The following is a description of the Oakbrook Center ground lease.

   On December 31, 1990, Oak Brook Urban Venture (a consolidated venture) sold the land underlying Oakbrook Center for $75,000,000 ("ground sale-leaseback proceeds" or "Lessor Base Amount") and leased it back for a period of 50 years with options to renew for an additional 49 years. For financial reporting purposes, the ground sale-leaseback proceeds were accounted for as a financing transaction. Minimum annual rent to the ground lessor accrues at 5% of the Lessor
Base Amount, a portion of which may be deferred based on available cash flow (as defined) from Oakbrook Center. Deferred amounts accrue interest at 5% per annum. In each of the years 1996, 1995 and 1994, Oak Brook Urban Venture reported rent expense of $3,750,000 of which payment of $2,350,000 has been deferred in 1996 and $2,550,000 has been deferred in 1995 and 1994. Interest has been accrued and deferred of approximately $823,000, $668,000 and $515,000 for 1996, 1995 and 1994,
respectively, on the deferred balance. The total deferred interest and ground lease rent included in the accompanying consolidated balance sheet at December 31, 1996 is approximately $18,359,000.

   The Oakbrook Ground Lease was amended, effective upon closing of the Offering, to escalate the minimum annual payment from $1,200,000 to $1,800,000 for the period 1994 to 2000. Payment of the portion of the annual rent of $3,750,000 in excess of the minimum annual payment is deferred to the extent that the rental income is inadequate to (i) pay all expenses (including debt service),
(ii) provide an amount equal to the excess of 5.5% of gross revenues over property management fees actually paid to the property manager (currently 2.5% of gross revenues) and (iii) allow the lessee to recover a 10% yield on its investment (as defined) in Oakbrook Center (cumulative from the date of the amendment, subject to certain limitations). So long as the lessee has recouped such 10% yield, the rental income in excess of expenses (including debt service and minimum annual rental) is used to pay the deferred annual rental plus yield thereon of 5%. Excess rental income remaining after payment of the deferred annual rental plus the 5% yield will be used as follows: (i) the lessee is entitled to retain $1,250,000 per annum cumulative plus a yield thereon of 5% per annum and (ii) 50% of any remaining amount of rental income will be paid to the lessor as participating rent and 50% will be retained by the lessee.

   No participating rent is owing upon the sale of the lessee's interest in the Oakbrook Ground Lease, unless the lessee elects to cause the ground lessor to join in the sale. If the lessee desires to sell its leasehold interest, the ground lessor has a right of first refusal and (if it does not elect to exercise the right of first refusal and purchase the lessee's interest) a right to approve (in its reasonable discretion) the transferee. If the lessee elects to cause the ground lessor to join in the sale, the combined net proceeds (after payment of the debt) would be divided between the ground lessor and lessee as follows: (i) the lessee would first be entitled to recoup its investment (as defined) in the project, plus any shortfalls in the 10% yield thereon (subject to certain limitations); (ii) next, the ground lessor would be entitled to any deferred annual rental plus a yield thereon of 5% per annum; (iii) next, the ground lessor would be entitled to $75,000,000; (iv) next, the lessee would be entitled to $25,000,000 plus any shortfalls in its 5% yield thereon (although the amount described in this sentence may instead have to be paid over to the ground lessor, to the extent that the ground lessor has not otherwise received from all rent and its share of sale proceeds $75,000,000 plus a 10% internal rate of return thereon from the commencement of the term of the ground lease, subject to a limitation based on what would be owing on the 10% internal rate of return if calculated as of the 50th anniversary of the lease); and (v) the balance is split 50% to the ground lessor and 50% to the lessee.

   Pursuant to the Oakbrook Ground Lease, the lessor has the option, commencing seventeen years (fourteen years under certain circumstances) after the amendment of the Oakbrook Ground Lease, to put the property to the lessee for cash or, at the option of the Company, Units or shares of Common Stock, at a price based, in general, upon the ground rent for the twelve calendar month period preceding the exercise of the put. In calculating the price of the ground lease, the ground rent, as adjusted, is capitalized at a rate not lower than 50 basis points (.5%) over the dividend rate of the Company for twelve calendar months preceding the exercise of the option (using the average price per share during the twelve-month period). Several adjustments are made in calculating the application of the cash flow to ground rent for purposes of the put, including the following: (i) the ground lessor will be limited, as to rent deferred from prior years, to 5% of the balance thereof, (ii) the lessee will be limited to 10% of its investment and 10% of the cumulatively deferred yield (instead of the full deferred amount), subject to various limitations, (iii) as to the $1,250,000 per annum described above, the lessee will be limited to $1,250,000 for the current year plus 5% of the balance owing for previous years and (iv) capital expenditures and principal amortization are excluded from the expenses used in calculating the cash flow for purposes of determining the ground rent to capitalize.

ITEM 3.  LEGAL PROCEEDINGS

   The Company and its subsidiaries are not subject to any pending material legal proceedings. The Company and its subsidiaries are parties to a variety of legal proceedings arising in the ordinary course of their business. It is management's opinion that the ultimate resolution of these matters will not have a material adverse impact on the financial condition, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to the Company's shareholders during the fourth quarter of 1996.

                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 35 and 36 of the Annual Report under the captions "Quarterly Financial Summary" and "Shareholder Information."


ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this item is hereby incorporated by reference to the data appearing on page 35 of the Annual
Report under the caption "Selected Financial Data."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 16 through 21 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is hereby incorporated by reference to the "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Summary" appearing in the Annual Report on pages 22 through 35.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 5 of the Company's proxy statement for the annual meeting of shareholders to be held in 1997 (the "Proxy Statement"), under the captions "Election of Directors" and "Management - Directors and Executive Officers" and on page 19 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is hereby incorporated by reference to the material appearing on pages 6 through 11 of the Proxy Statement under the captions "Executive Compensation -
Summary Compensation Table," " - Option Grants in 1996,"
" - Aggregated Option Exercises in 1996 and Year-End Option Values,"
" - Option Plan," " - Long-Term Incentive Plans-Awards in 1996,"
" - Incentive Compensation," " - 401(k) Plan," " - Cash Balance
Plan," " - Core Retirement Award Program," " - Compensation of Directors," " - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and " - Compensation Committee Interlocks and Insider Participation" and on pages 13 through 15 of the Proxy Statement under the caption "Proposal 2 - Approval of Incentive Unit Program."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information required by this item is hereby incorporated by reference to the material appearing on pages 17 and 18 of the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 15 and 16 of the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements

               The consolidated balance sheets as of December 31, 1996 and 1995 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1996, 1995 and 1994 together with related notes and the independent auditors' report dated January 24, 1997, except as to note 11 which is as of February 10, 1997, appearing on pages 22 through 34 of the 1996 annual report to shareholders, which is filed as Exhibit 13.1 to this report.

       (2) Financial Statement Schedule and Independent Auditors'
           Report

           Title                                       Schedule
           ---------                                   --------

           Consolidated Real Estate and Accumulated
             Depreciation                                III

               The independent auditors' report with respect to the financial statement schedule is on page 19.

       (3) Exhibits

               See Exhibit Index, which is hereby incorporated herein by reference.

       (b) The following report on Form 8-K was filed during the fourth quarter of 1996.

               (i)  The Registrant's report on Form 8-K
           (describing the acquisition of Old Orchard Center) was filed on November 25, 1996 as an Item 5. Other Events filing and included the following financial statements and pro forma financial information:

                          a.   Financial Statements.

                               Statements of Operations for Old
                Orchard Shopping Center for the nine months ended September 30, 1996 (unaudited) and the years ended December 31, 1995, 1994 and 1993, with Independent Auditors' Report thereon

                          b.   Pro Forma Financial Information.

                               Pro Forma Condensed Consolidated
                Balance Sheet as of September 30, 1996
                (unaudited)

                               Pro Forma Condensed Consolidated
                Statement of Operations for the nine months ended September 30, 1996 (unaudited)

                               Pro Forma Condensed Consolidated
                Statement of Operations for the year ended
                December 31, 1995 (unaudited)

                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Urban Shopping Centers, Inc.:


Under date of January 24, 1997, except as to note 11 which is as of February 10, 1997, we reported on the consolidated balance sheets of Urban Shopping Centers, Inc. and consolidated partnerships (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                       KPMG PEAT MARWICK LLP








Chicago, Illinois
January 24, 1997

                                                SCHEDULE III



                URBAN SHOPPING CENTERS, INC.

    Consolidated Real Estate and Accumulated Depreciation
                      December 31, 1996
                      ($000's omitted)

                                                                      COSTS
                                                                    SUBSEQUENT
                                          INITIAL COST TO               TO
                                            THE COMPANY            ACQUISITION
                                    ---------------------------   ------------
                                                                     LAND AND
                                      LAND AND       BUILDINGS      BUILDINGS
                                     LEASEHOLD          AND            AND
DESCRIPTION          ENCUMBRANCE    IMPROVEMENTS   IMPROVEMENTS   IMPROVEMENTS
-----------          ------------   ------------   ------------   ------------
RETAIL CENTERS:
Oak Brook, IL (A)(C)  $   140,000         49,324        232,063          5,288
Oklahoma City, OK(A)(C)        --          1,931         77,797          6,031
Santa Ana, CA (A)          80,000         11,461         77,893          6,279
Brandon, FL (A)(D)         28,100          3,741         40,805         74,100
Columbus, OH (A)(D)            --          2,418          9,617            102
Aurora, IL (A)(D)              --            398          2,282            450
Memphis, TN (E)            31,982          9,228         62,043             --
Skokie, IL (F)            159,804         24,000        236,931             --
                     ------------   ------------   ------------   ------------

Total                 $   439,886        102,501        739,431         92,250
                     ============   ============   ============   ============




   Consolidated Real Estate and Accumulated Depreciation -
                          Continued
                      December 31, 1996
                      ($000's omitted)


                                           GROSS AMOUNTS AT WHICH
                                       CARRIED AT CLOSE OF PERIOD (B)
                      --------------------------------------------------------
                        LAND AND       BUILDINGS
                       LEASEHOLD         AND                      ACCUMULATED
DESCRIPTION           IMPROVEMENTS   IMPROVEMENTS   TOTAL(G)    DEPRECIATION(H)
-----------           ------------   ------------   ---------   --------------
RETAIL CENTERS:
(cont'd.)
Oak Brook, IL (C)      $    49,324        237,351     286,675          (36,214)
Oklahoma City, OK (C)        1,931         83,828      85,759          (25,098)
Santa Ana, CA               11,761         83,872      95,633          (23,628)
Brandon, FL (D)              3,499        115,147     118,646           (9,295)
Columbus, OH (D)             2,418          9,719      12,137           (2,491)
Aurora, IL (D)                 398          2,732       3,130             (579)
Memphis, TN (E)              9,228         62,043      71,271              (28)
Skokie, IL (F)              24,000        236,931     260,931             (225)
                      ------------   ------------   ---------   --------------
     Total             $   102,559        831,623     934,182          (97,558)
                      ============   ============   =========   ==============


                                                                LIFE ON WHICH
                                                                 DEPRECIATION
                                                                  IN LATEST
                                                                STATEMENT OF
                           DATE OF              DATE            OPERATIONS IS
DESCRIPTION             CONSTRUCTION          ACQUIRED            COMPUTED
-----------            --------------      --------------      --------------
RETAIL CENTERS:
(cont'd.)
 Oak Brook, IL (C)               1962                1962                5-30
 Oklahoma City, OK (C)           1960                1985                5-30
 Santa Ana, CA                   1987                1984                5-30
 Brandon, FL (D)                 1995                1995                5-30
 Columbus, OH (D)                1988                1988              2.5-30
 Aurora, IL (D)                  1989                1989                  30
 Memphis, TN (E)                 1997                  --                  --
 Skokie, IL (F)                  1956                1996                7-30



Consolidated Real Estate and Accumulated Depreciation - Concluded
                        December 31, 1996
                        ($000's omitted)


------------

(A) The initial cost to the Company approximates historical cost at October 14, 1993.

(B) The aggregate cost of real estate owned and the related accumulated depreciation at December 31, 1996, for Federal income tax purposes was approximately $827,000 and $86,000, respectively.

(C) Properties operated under ground leases; see Item 2 -
    Properties and Note 7 of Notes to Consolidated Financial
    Statements in the Annual Report which is hereby incorporated by reference.

(D) On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90,000 secured, revolving line of credit, secured by the Company's retail centers located in Brandon, FL, Columbus, OH and Aurora, IL. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(E) Wolfchase Galleria opened on February 26, 1997.

(F) On December 18, 1996, the Company acquired a 100% interest in
    Old Orchard Center.

(G) Reconciliation of real estate owned:

                                              1996        1995          1994
                                           ---------    ---------    ---------
      Balance at beginning of period       $ 625,818      570,796      517,480
      Additions during period (a)            309,747       57,769       55,888
      Other (b)                               (1,383)      (2,747)      (2,572)
                                           ---------    ---------    ---------

      Balance at end of period             $ 934,182      625,818      570,796
                                           =========    =========    =========


(H)    Reconciliation of accumulated depreciation:

      Balance at beginning of period       $ (79,544)     (62,699)    (49,881)
      Depreciation expense                   (18,514)     (17,024)    (12,601)
      Other (b)                                  500          179        (217)
                                           ---------    ---------   ---------

      Balance at end of period             $ (97,558)     (79,544)    (62,699)
                                           =========    =========   =========

        (a) Additions during the year ended December 31, 1996, include the $260,931 acquisition of Old Orchard Center. Additions during the year ended December 31, 1995, include $2,839 of additions acquired through the issuance of 134,000 Units.

        (b) Other includes write-off and sale of assets and reclassifications to deferred expenses.

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        URBAN SHOPPING CENTERS, INC.

                   By:   MATTHEW S. DOMINSKI
                         President, Chief Executive Officer and
                         Director
                   Date: March 25, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   By:   MATTHEW S. DOMINSKI
                         President, Chief Executive Officer and
                         Director
                   Date: March 25, 1997

                   By:   ADAM S. METZ
                         Executive Vice President, Chief Financial
                         Officer, Treasurer, Director of
                         Acquisitions and
                         Chief Accounting Officer
                   Date: March 25, 1997

                   By:   NEIL G. BLUHM
                         Director
                   Date: March 25, 1997

                   By:   JUDD D. MALKIN
                         Director
                   Date: March 25, 1997

                   By:   JAMES B. DIGNEY
                         Director
                   Date: March 25, 1997

                   By:   SUSAN GETZENDANNER
                         Director
                   Date: March 25, 1997

                   By:   JOHN E. NEAL
                         Director
                   Date: March 25, 1997

                   By:   PHILLIP B. ROONEY
                         Director
                   Date: March 25, 1997

                   By:   JOHN G. SCHREIBER
                         Director
                   Date: March 25, 1997

                   By:   HENRY T. SEGERSTROM
                         Director
                   Date: March 25, 1997

                  URBAN SHOPPING CENTERS, INC.

                          EXHIBIT INDEX


3.1 Fourth Amended and Restated Articles of Incorporation of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on
      November 19, 1993

3.2 Second Amended and Restated By-Laws of the Registrant is hereby incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 1-12278) filed on March 27, 1995

4.1   Stock Certificate is hereby incorporated by reference to
      Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

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

4.4   Indenture by and between Water Tower Finance, Inc., Water
      Tower Joint Venture and First National Bank of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

4.5   Credit Agreement among Urban Shopping Centers, L.P., Union
      Bank of Switzerland (New York Branch), Morgan Guaranty Trust Company of New York and the several Lenders is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q (File No. 1-2278) filed on November 9, 1995

4.6 First Amendment to Indenture by and between USC Oakbrook, Inc. and Bankers Trust Company is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1996

4.7 Fourth Amendment to Loan Agreement by and among ZML-Old Orchard Limited Partnership, American National Bank and Trust Company of Chicago, The Prudential Insurance Company of America and Mellon Bank, N.A. is hereby filed herewith

10.1 Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q
      (File No. 1-12278) filed on November 19, 1993

10.2 Corporate Services Agreement among the Registrant, Urban Shopping Centers, L.P. and JMB Retail Properties Co. (now Urban Retail Properties Co.) is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.3  JMB Realty Corporation Employee Savings Plan is hereby incorporated by reference to Exhibit 10.4 to the
      Registrant's Registration Statement on Form S-11 (No. 33-
      64488)

10.4 Retirement Plan for Employees of Amfac, Inc. and Subsidiaries is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

                  URBAN SHOPPING CENTERS, INC.

10.5 Urban Shopping Centers 1993 Option Plan is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q
      (File No. 1-12278) filed on November 19, 1993

10.6 Non-Competition Agreement between JMB Realty Corporation and the Registrant is hereby incorporated by reference to Exhibit
      10.7 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.7  Non-Competition Agreement between JMB Institutional Realty
      Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q
      (File No. 1-12278) filed on November 19, 1993

10.8 Non-Competition Agreement between Neil G. Bluhm and the Registrant is hereby incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.9  Non-Competition Agreement between Judd D. Malkin and the
      Registrant is hereby incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on
      November 19, 1993

10.10 Omnibus Agreement among Urban Shopping Centers, L.P., JMB
      Properties Company, JMB Retail Properties Co. (now Urban
      Retail Properties Co.) and the Registrant is hereby incorporated by reference to Exhibit 10.12 to the Registrant's Form 10-Q
      (File No. 1-12278) filed on November 19, 1993

10.11 Indemnification Agreement between the Registrant and its Directors and Officers is hereby incorporated by reference to
      Exhibit 10.13 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.12 Registration Rights and Lock-Up Agreement between the
      Registrant and certain Investors is hereby incorporated by reference to Exhibit 10.14 to the Registrant's Form 10-Q
      (File No. 1-12278) filed on November 19, 1993

10.13 Stockholders Agreement between Center Partners, Ltd.,
      Urban Investment & Development Co., Urban-Water Tower
      Associates, JMB/Miami Investors, L.P., Island Holidays, Ltd., Celtic Funding Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.14 Lease Agreement, dated December 31, 1990, by and between
      Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oak Brook Urban Venture, as amended by the First Amendment to Lease Agreement and to Restated and Amended Memorandum of Lease is hereby incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on
      Form S-11 (No. 33-64488)

10.15 Second Amendment to Lease Agreement by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oak Brook Urban Venture, L.P. is hereby incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

10.16 Net Ground Rental Lease Agreement with respect to Penn Square Mall, as amended by Amendment of Net Ground Rental Lease and as further amended by Second Amendment of Net Ground Rental Lease is hereby incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

                  URBAN SHOPPING CENTERS, INC.

                    EXHIBIT INDEX (Concluded)


10.17 Ground Lease by and between The Newhall Land and
      Farming Company and Valencia Town Center Associates is
      hereby incorporated by reference to Exhibit 10.19 to the
      Registrant's Registration Statement on Form S-11 (No. 33-
      64488)

10.18 Restated Employment Agreement between Matthew S.
      Dominski and the Registrant is hereby incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K
      (File No. 1-12278) filed on March 25, 1994

10.19 Third Amendment to Lease Agreement by and between
      Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oak Brook Urban Venture, L.P. is hereby incorporated by reference to Exhibit
      10.20 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

10.20 First Amendment to Second Amended and Restated
      Agreement of Limited Partnership of Urban Shopping Centers,
      L.P. is hereby incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q (File No. 1-12278) filed on
      August 9, 1995

10.21 First and Second Amendments to Urban Shopping Centers
      1993 Option Plan are hereby incorporated by reference to
      Exhibit 10.22 to the Registrants Form 10-Q (File No. 1-
      12278) filed on August 9, 1995

10.22 Urban Shopping Centers 1996 Incentive Unit Program is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 25, 1996

10.23 Second Amendment to Second Amended and Restated
      Agreement of Limited Partnership of Urban Shopping Centers,
      L.P. is hereby filed herewith

10.24 Agreement for Purchase and Sale of Partnership Interest by and between ZML-00 Associates Limited Partnership, Urban Shopping Centers, L.P., USC Old Orchard, Inc., and H. Rigel Barber, Gary A. Nickele and Jeffery A. Gluskin, as owner trustees of the Old Orchard Trust, is hereby filed herewith

10.25 Amended and Restated Agreement of Limited Partnership of Old Orchard Urban Limited Partnership by and between USC
      Old Orchard, Inc. and Urban Shopping Centers, L.P. is hereby filed herewith

13.1  1996 annual report to shareholders

21.1  Subsidiaries of the Registrant

23.1  Consent of KPMG Peat Marwick LLP

27.1  Financial Data Schedule

---------------

     Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.