Form 10-Q
period 1997-03-31
URBAN SHOPPING CENTERS INC
filed 1997-05-13
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1997.

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



   For the quarter                              Commission file number 1-12278
ended March 31, 1997


                  URBAN SHOPPING CENTERS, INC.
     (Exact name of registrant as specified in its charter)



              Maryland                                          36-3886885
       (State of incorporation)                              (I.R.S. Employer
                                                           Identification No.)


 900 North Michigan Avenue,  Suite 1500,
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

The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on May 2, 1997 were 16,969,162 and 340,511, respectively.

                        TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                18


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   27

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                     ASSETS
                                     ------

                                               MARCH 31,          DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Investment properties:
 Land, including peripheral land parcels     $     102,559       $     102,559
 Buildings and improvements                        840,043             766,847
 Equipment, furniture and fixtures                   3,018               2,560
 Construction in progress                            9,098              62,216
                                            --------------      --------------
                                                   954,718             934,182
 Accumulated depreciation                         (103,888)            (97,558)
                                            --------------      --------------
  Investment properties, net of accumulated
    depreciation                                   850,830             836,624
Investments in unconsolidated
    partnerships                                    15,983              15,233
Investment in the Management Company                15,245              15,557
Cash, cash equivalents and short-term
  investments                                        4,886               5,276
Interest, rents and other receivables               21,541              19,926
Deferred expenses and other assets                  12,611              11,460
                                            --------------      --------------

                                            $      921,096      $      904,076
                                            ==============      ==============


















                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                               MARCH 31,         DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Liabilities:
 Mortgage notes payable                     $      447,180      $      439,886
 Land sale-leaseback proceeds                       75,000              75,000
 Deferred lease accrual                             16,837              16,252
 Accounts payable and other liabilities             41,030              30,512
 Investments in unconsolidated
   partnerships                                     38,242              36,030

 Commitments and contingencies
                                            --------------      --------------
    Total liabilities                              618,289             597,680

Minority interest                                  109,491             111,733

Stockholders' equity:
 Common stock, $.01 par value, authorized
   140,000,000 shares, issued and
   outstanding 16,969,162 shares in 1997
   and 16,737,279 shares in 1996                       169                 167
 Unit voting stock, $.01 par value,
   authorized 5,000,000 shares, issued and
   outstanding 340,511 shares in 1997 and
   344,057 shares in 1996                                4                   4
 Additional paid-in capital                        330,179             326,495
 Retained earnings (deficit)                      (137,036)           (132,003)
                                            --------------      --------------
    Total stockholders' equity                     193,316             194,663
                                            --------------      --------------

                                            $      921,096      $      904,076
                                            ==============      ==============

















          See accompanying notes to consolidated financial statements.


                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                                 1997                1996
                                            --------------      --------------
Revenues:
 Shopping center revenues:
  Minimum rents                             $       21,474      $       14,996
  Percentage rents                                     968                 730
  Recoveries from tenants                           10,312               6,790
  Other                                                578                 245
                                            --------------      --------------
                                                    33,332              22,761

 Interest income                                       386                 422
                                            --------------      --------------

                                                    33,718              23,183
                                            --------------      --------------

Expenses:
 Shopping center expenses                           11,905               8,228
 Mortgage and other interest                         6,997               3,452
 Ground rent                                         1,216               1,106
 Depreciation and amortization                       7,159               5,169
 General and administrative                            958                 910
 Write-off of assets                                    21                  38
                                            --------------      --------------

                                                    28,256              18,903
                                            --------------      --------------























                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                 1997               1996
                                            --------------      --------------

    Operating income                                 5,462               4,280

Income from unconsolidated partnerships                910                 288
Income (loss) from the Management Company             (150)                298
                                            --------------      --------------

    Income before minority interest and
      extraordinary item                             6,222              4,866

Minority interest                                   (2,400)            (1,739)
                                            --------------      --------------

    Income before extraordinary item                 3,822               3,127

Extraordinary item from unconsolidated
  partnership (net of minority interest)               (88)                 --
                                            --------------      --------------

    Net income                              $        3,734      $        3,127
                                            ==============      ==============

Income per common and unit voting common
 share:
    Before extraordinary item               $          .22      $          .23
    Extraordinary item                                  --                  --
                                            --------------      --------------

         Net income                         $          .22      $          .23
                                            ==============      ==============

Weighted average common and unit voting
  common shares outstanding                     17,218,782          13,742,259
                                            ==============      ==============

Dividends declared and paid                 $        .5075      $        .4950
                                            ==============      ==============















          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

                                                 1997                 1996
                                            --------------      --------------
Cash flows from operating activities:
 Net income                                 $        3,734      $        3,127
 Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                      7,159               5,169
  Write-off of assets                                   21                  38
  Provision for losses on accounts
    receivable                                         247                 312
  Income from unconsolidated partnerships             (910)               (288)
  Loss from the Management Company                     150                  --
  Minority interest                                  2,400               1,739
  Deferred lease accrual                               585                 585
  Extraordinary item                                    88                  --
  Other, net                                          (281)               (124)
 Other changes in assets and liabilities:
  Interest, rents and other receivables             (1,556)                193
  Deferred expenses and other assets                    41                 233
  Accounts payable and other liabilities             6,890               2,029
                                            --------------      --------------

    Net cash provided by operating
     activities                                     18,568              13,013
                                            --------------      --------------

Cash flows from investing activities:
 Additions to investment properties,
   net of change in related payables               (18,821)             (9,117)
 Cash contributions to unconsolidated
   partnerships and the Management Company            (480)               (221)
 Cash distributions from unconsolidated
   partnerships and the Management Company           2,798               3,528
 Other, net                                            (36)               (104)
                                            --------------      --------------

    Net cash used in investing activities          (16,539)             (5,914)
                                            --------------      --------------














                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                 1997                 1996
                                            --------------      --------------
Cash flows from financing activities:
 Proceeds from issuance of debt,
   net of issuance costs                            27,316                  --
 Proceeds from issuance of Common Stock
   under option plan                                 3,273                  --
 Repayment of debt                                 (20,050)                 --
 Cash distributions to common unitholders           (3,702)             (3,650)
 Cash distributions to preferred
   unitholders                                        (490)                 --
 Dividends paid                                     (8,767)             (6,802)
                                            --------------      --------------

    Net cash used in financing activities           (2,420)            (10,452)
                                            --------------      --------------

Net decrease in cash and cash equivalents             (391)             (3,353)
Cash and cash equivalents at beginning
  of period                                          5,151               7,866
                                            --------------      --------------

Cash and cash equivalents at end of period  $        4,760      $        4,513
                                            ==============      ==============

Supplemental disclosure of cash flow
information:
 Cash paid for mortgage and other interest,
   net of amounts capitalized               $        6,648      $        3,341
                                            ==============      ==============























          See accompanying notes to consolidated financial statements.


                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1997 AND 1996

                           (UNAUDITED)

             ($000's omitted, except share amounts)


   Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1996, which are incorporated by reference in the Company's 1996 annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)    BASIS OF PRESENTATION

   In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

   The accompanying consolidated financial statements include the accounts of the Company, Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

   The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Citrus Park Venture and Urban Retail Properties Co. (the "Management Company").

   Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

   Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the three months ended March 31, 1997 and 1996, the Company incurred interest of $7,964 and $3,982, respectively, and capitalized interest of $967 and $530, respectively.

   Cash and cash equivalents (which aggregated $4,760 and $5,151 at March 31, 1997 and December 31, 1996, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($1,039 and $2,928 at March 31, 1997 and December 31, 1996, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $126 and $125 at March 31, 1997 and December 31, 1996, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(2)    ACQUISITIONS

   (a) San Francisco Shopping Centre

   The Company has reached an agreement in principle with an unaffiliated third party to acquire a preferred 50% interest in San Francisco Shopping Centre ("San Francisco Centre") for approximately $31,400 in cash.
Concurrent with the transaction, a new first mortgage loan of approximately $73,600 will be placed on the property. The transaction is structured so that the Company will acquire the remaining interest in the property after approximately eight years. The Management Company will assume leasing and management responsibilities at the property at closing. Subject to completion of customary due diligence review and other customary closing conditions, the acquisition is expected to close during the second quarter. San Francisco Centre, completed in 1989, is a vertical shopping center located in downtown San Francisco. San Francisco Centre contains approximately 500,000 square feet of retail space and is anchored by a 312,000 square foot Nordstrom department store. The center also contains more than 180,000 square feet of mall GLA (or approximately 80 specialty retailers and restaurants).

   (b) Copley Place

   The Company has reached an agreement in principle with JMB Realty for the purchase of a one-third equity interest in Copley Place in a transaction valued at $42,333 to be paid through the issuance of 1,282,828 units of partnership interest in the Operating Partnership. The remaining interest is owned by an unaffiliated third party. The property will continue to use the Management Company's management and leasing services. Subject to completion of customary due diligence review and other customary closing conditions, and subject to the approval of the Company's Board of Directors, the acquisition is expected to close during the third quarter. Copley Place, completed in 1984, is a mixed use property containing 369,000 leasable square feet of retail space in a two-level mall, four office towers aggregating 842,000 of rentable square feet of office space on seven levels rising above the mall, a three-level, 980-space, below grade parking garage and a two-level, 695-space parking garage located adjacent to the property. The property is located in the Back Bay section of Boston, Massachusetts. The retail area includes a 108,000 square foot Neiman Marcus store and approximately 110 specialty retailers and an eleven-screen movie theatre.


(3)    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

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

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(3)    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

Name                         Property                       Company's Ownership
--------------------------   ------------------------       -------------------
Water Tower Joint Venture    Water Tower Place,                    55% (a)
                               Chicago, IL
Coral-CS/LTD Associates      Coral Square Mall,                    50%
                               Coral Springs, FL
West Dade County             Miami International Mall,             40% (b)
 Associates                    Miami, FL
Valencia Town Center         Valencia Town Center,                 25% (c)
 Associates, L.P.              Valencia, CA
Citrus Park Venture          Tampa, FL                             50% (d)

  (a) The Company owns a 55% interest in a retail property (Water Tower Place) through its investment in Water Tower Joint Venture ("WTJV"). All major decisions concerning the retail property require the approval of both partners of WTJV and thus the Company does not control the partnership. On February 10, 1997, the Company refinanced the Water Tower Place $170,000 of indebtedness. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170,000, $160,000 bears interest at LIBOR +1.125% and $10,000 bears interest at LIBOR +1.500%.

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

  (d) On June 23, 1995, the Company acquired a 50% interest in Citrus Park Venture (a development parcel). The Management Company currently owns the remaining 50% interest in Citrus Park Venture, subject to a purchase option in favor of the Company. In addition, a bond offering of $26,700 to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit (aggregating $27,050) which supports the bonds.

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3)    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

   Summarized financial information for the unconsolidated partnerships is presented below.
                                               MARCH 31,         DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Assets:
 Investment properties, net                 $      292,506      $      292,829
 Other assets                                       27,805              29,190
                                            --------------      --------------
Less liabilities:
 Mortgage notes payable                            310,680             310,800
 Other liabilities                                  16,990              16,484
                                            --------------      --------------

  Total deficit                                     (7,359)             (5,265)

Less:  Outside partners' capital                    14,900              15,532
                                            --------------      --------------

  Total investments in unconsolidated
    partnerships                            $      (22,259)     $      (20,797)
                                            ==============      ==============

Total investments in unconsolidated
 partnerships are presented in the
 accompanying consolidated balance
 sheets as follows:
    Assets - Investments in unconsolidated
      partnerships                          $       15,983      $       15,233
    Liabilities - Investments in
      unconsolidated partnerships                   38,242              36,030
                                            --------------      --------------

                                            $      (22,259)     $      (20,797)
                                            ==============      ==============






                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3)    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

Summarized financial information for the unconsolidated partnerships -
 continued
                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------------
                                                 1997                 1996
                                            --------------      --------------
Revenues:
 Shopping centers                           $       19,974      $       19,521
 Interest income                                       122                  45
Expenses:
 Shopping centers                                   (9,019)             (8,806)
 Mortgage and other interest and ground
   rent                                             (5,959)             (6,309)
 Depreciation and amortization                      (2,777)             (2,872)
                                            --------------      --------------

  Income before extraordinary item                   2,341               1,579
Extraordinary item                                    (228)                 --
                                            --------------      --------------

  Net income                                $        2,113      $        1,579
                                            ==============      ==============

Company's share of:
 Mortgage and other interest and ground
   rent                                     $       (2,534)     $       (2,578)
 Depreciation and amortization                      (1,156)             (1,095)
Income before extraordinary item                       910                 288
                                            ==============      ==============






                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(4)    INVESTMENT IN THE MANAGEMENT COMPANY

   The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

   Summarized financial information for the Management Company is presented below.

                                               MARCH 31,          DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Assets:
 Investments in land parcels (a)            $       35,674      $       38,391
 Cash, cash equivalents and short-term
   investments                                       1,987               5,443
 Receivables and deferred expenses                  11,540              11,346
                                            --------------      --------------
                                            $       49,201      $       55,180
                                            ==============      ==============

Liabilities:
 Notes payable (b)                          $       70,000      $       70,000
 Accounts payable and other liabilities              2,488               5,095
                                            --------------      --------------
                                                    72,488              75,095
 Owners' deficit                                   (23,287)            (19,915)
                                            --------------      --------------

                                            $       49,201      $       55,180
                                            ==============      ==============









                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(4)    INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

Summarized financial information for the Management Company - continued


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------------
                                                 1997                1996
                                            --------------      --------------
Revenues                                    $        8,762      $      9,836
                                            --------------      --------------

Expenses:
 Management, leasing and development
   services                                          7,459               7,827
 Mortgage and other interest                         1,424               1,267
 Land parcels                                           --                 251
 Depreciation and amortization                         104                 103
                                            --------------      --------------

                                                     8,987               9,448

  Operating income (loss)                             (225)                388

Income tax benefit (provision)                          78                (242)
                                            --------------      --------------

  Net income (loss)                         $         (147)     $          146
                                            ==============      ==============






                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(4)    INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

   (a) Includes 50% of the outstanding mortgage loan of an affiliated joint venture. The mortgage loan, with a 50% face value of $25,750, was acquired for $19,312 resulting in a discount of $6,438. The loan bears interest at a variable rate based on market interest rates (as defined) and is secured by the affiliated joint venture's interest in a land parcel located in Chicago, IL. Interest is recorded for financial reporting purposes when received. Accordingly, accretion of the discount has also not been recorded.

   (b) Includes $51,000 of indebtedness secured by the Management Company's interest in certain management contracts and a guarantee secured by Penn Square Mall Limited Partnership (a consolidated venture) which is secured by Penn Square Mall. The $51,000 bears interest at 7.54% per annum and matures on August 1, 2001. Also includes $9,000 of indebtedness owed to affiliates of JMB Realty which bore no interest through the original maturity of May 20, 1996, at which time it was extended to September 1, 2001, at an interest rate of 7.0%. The effective interest rate on the aggregate $60,000 of indebtedness is 7.46% through September 1, 2001. The Management Company also is indebted under a $10,000 note payable to the Company. Such note bears interest at 12% per annum and matures on September 1, 2001.

   The Management Company provides management, leasing and development services to certain of the Company's consolidated and unconsolidated investment properties, to affiliated entities and to third parties. During 1995, management contracts for six of the Company's consolidated investment properties were terminated and new management contracts were entered into with the Operating Partnership. In connection therewith, the Operating Partnership entered into a service agreement with the Management Company to provide supervisory services by Management Company personnel at 105% of the Management Company's cost thereof. In the three months ended March 31, 1997 and 1996, the Management Company received such reimbursements from the Operating Partnership of approximately $192 and $206, respectively. In the three months ended March 31, 1997 and 1996, management, leasing and development revenues of approximately $2,260 and $2,671, respectively, resulted from services provided to affiliated entities. In addition, the Management Company received reimbursements (at cost) of payroll and other operating expenses from affiliated entities for activities performed on such affiliated entities' behalf. Such reimbursements were approximately $4,015 and $4,309 during the three months ended March 31, 1997 and 1996, respectively. Additionally, rent expense, including building expenses, paid by the Management Company to affiliates of JMB Realty in the three months ended March 31, 1997 and 1996 were $195 and $223, respectively.

   The Company has options to purchase certain development parcels from the Management Company at the lower of fair market value or 110% of allocable cost (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by the Management Company is subject to a right of first offer in favor of the Company on the same conditions as described above.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(5)    TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere)

   Costs and expenses for services provided by the Management Company to the Company's investment properties, including the Company's share of unconsolidated investment properties, were as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                        1997          1996
                                                     ---------      --------
Property management and leasing services (a)         $     335      $    342
Development services                                       423           278
                                                     ---------      --------

                                                     $     758      $    620
                                                     =========      ========

   (a) Management Services of $448 and $352 for the three months ended March 31, 1997 and 1996, respectively, provided by the Operating Partnership to certain consolidated investment properties have been eliminated in consolidation.

   The Company has purchase options, until October 2000, with respect to interests in certain improved retail properties in which JMB Partners have an interest. In addition, these interests may not be sold by JMB Partners without first offering such interests to the Company at the lower of the option price or the then fair market value of such property. The Company also has options to purchase certain retail development land parcels from JMB Partners at the lower of fair market value or 110% of allocable cost (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by JMB Partners is subject to a right of first offer in favor of the Company on the same conditions as described above.

   The Company has recently agreed to purchase the Management Company's 50% interest in Citrus Park Venture (a 162 acres of land for development of Citrus Park Town Center) and JMB Partners' 100% interest in 68 acres of land adjacent to the mall for an aggregate purchase price of $11,250 plus the reimbursement of certain development costs. The purchase, still subject to approval by the Company's Board of Directors, will be funded by a combination of cash and/or the issuance of Common Stock at $32.375 per share.

(6)    SUBSEQUENT EVENT

   Subsequent to the end of the first quarter of 1997, the shareholders' approved the Company's 1996 Incentive Unit Program (the "Program") which provides for the award of up to 525,000 Incentive Units to officers and key employees of the Company and the Management Company. Incentive Units may be earned 25% in each of calendar years 1996 through 1999 subject to the Company achieving annual and cumulative performance targets in its funds available for distribution for each year. The determination of whether the performance target for any year has been achieved is to be made not later than March 31 of the following year (the "Determination Date"). Awards are subject to vesting over a three-year period following the Determination Date. Awards for 525,000 Incentive Units were granted in 1996, of which 131,250 were earned for 1996 based upon achievement of the performance target and shareholder approval of the Program.

PART I.  FINANCIAL INFORMATION

        ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

   LIQUIDITY AND CAPITAL RESOURCES

   FINANCIAL CONDITION. Net cash flows from operating activities increased $5.6 million in the three months ended March 31, 1997 from the three months ended March 31, 1996. This increase was primarily attributable to an increase in rental operations as discussed below and the receipt of prepaid rents (included in accounts payable and other liabilities in the accompanying consolidated balance sheets) primarily at Oakbrook Center and Old Orchard.

   Net cash flows used in investing activities increased $10.6 million in the three months ended March 31, 1997 from the three months ended March 31, 1996. This increase was primarily attributable to an increase in additions to investment properties due to the increase in construction activity at Wolfchase Galleria in 1997 and a decrease in cash distributions from the Management Company.

   Net cash flows used in financing activities decreased $8.0 million in the three months ended March 31, 1997 from the three months ended March 31, 1996. This decrease was primarily attributable to (i) additional net fundings in 1997 from the Company's line of credit and the construction loan at Wolfchase Galleria and (ii) the issuance of Common Stock related to the exercise of employee stock options. These decreases were partially offset by an increase in dividends paid as a result of the additional shares of Common Stock issued in connection with the Company's public offering completed in December of 1996.

   At March 31, 1997, the Company and its consolidated ventures had cash, cash equivalents and short-term investments of approximately $4.9 million. Such funds are available for working capital requirements, recurring capital expenditures, dividends and distributions to shareholders and limited partners of the Operating Partnership, respectively, and future acquisitions, expansions, renovations and developments.

   On March 14, 1997, the Company paid $8.8 million to shareholders as a dividend of $.5075 per share representing its fourth quarter 1996 dividend. On March 14, 1997, the Operating Partnership paid $3.7 million to its limited partners as a distribution of $.5075 per Unit representing its fourth quarter 1996 distribution.

   CAPITALIZATION. At March 31, 1997, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $643.3 million of which $562.1 million is fixed rate debt (including debt fixed through interest rate swap agreements) and $81.2 million is floating rate debt. On December 18, 1996, the Company acquired Old Orchard subject to $159.8 million in property debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit. As of March 31, 1997, $1.6 million was outstanding on this line of credit. On May 29, 1996, the Company executed a construction loan commitment with a lender in the amount of $65.0 million to finance the remaining construction costs at Wolfchase Galleria. The loan was initially funded in May 1996 and matures on May 29, 1998; however, it may be extended for three one-year periods. As of March 31, 1997, $41.8 million had been funded. On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90.0 million secured, revolving line of credit ("Line"). As of March 31, 1997, $24.3 million was outstanding. On February 10, 1997, the Company refinanced the Water Tower Place $170.0 million of indebtedness. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR + 1.500%. During February of 1997, the Company entered into three separate unsecured five year interest rate swap agreements for an aggregate amount of $50.0 million in order to hedge exposure on a portion of its floating rate indebtedness.

   Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At March 31, 1997, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 46%, as illustrated by the table at the end of liquidity and capital resources. The debt to total market capitalization ratio is based upon the market value of the Common Stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the Common Stock (and the issuance of additional shares of Common Stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

   On November 25, 1996, the Company completed an offering of 3,000,000 shares of Common Stock under a shelf registration declared effective by the Securities and Exchange Commission on April 22, 1996 (for up to $200.0 million). On December 12, 1996, an overallotment option was exercised for an additional 225,000 shares of Common Stock. Net proceeds from the sale of these shares, after underwriter's discount, was $80.6 million. The net proceeds after deducting transaction costs were used to fund a portion of the December 18, 1996 acquisition of Old Orchard and to reduce outstanding borrowings under the Company's Line. The remaining balance outstanding on the shelf registration is $119.4 million.

   The Company believes that its cash generated from property operations will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expenses on outstanding indebtedness and recurring capital expenditures and all dividends to the shareholders necessary to satisfy the REIT requirements. Sources of capital for future acquisitions, development and non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on the outstanding indebtedness are expected to be obtained from the following sources: (i) excess funds available for distribution, (ii) working capital reserves, (iii) additional Company or property financing, (iv) proceeds from the sale of assets, including outparcels and (v) additional equity raised in the public or private markets (including the issuance of additional Units and/or Unit Voting Stock). Accordingly, the Company expects that it may incur additional indebtedness.
In light of current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, the Company may consider an increase or decrease in its ratio of Company debt to total market capitalization accordingly.

   CAPITAL INVESTMENTS. On December 18, 1996, the Company acquired Old Orchard for $78.6 million in cash prior to prorations and the issuance of $28.0 million in preferred units in the Operating Partnership, subject to $159.8 million of existing indebtedness. In connection with the issuance of the preferred units, the Company issued $1.1 million in Unit Voting Stock.
Old Orchard is an open air regional shopping center located in Skokie, Illinois. Old Orchard contains 1.7 million square feet of retail space and is anchored by Bloomingdale's, Lord & Taylor, Marshall Field's, Nordstrom and Saks Fifth Avenue. In addition, Old Orchard contains approximately 120 other stores, theaters and restaurants. Old Orchard includes approximately 675,000 square feet of mall GLA and contains parking for over 7,500 vehicles and approximately 60,000 square feet of office space.

   The Company's newest super-regional mall, Wolfchase Galleria, in Memphis, opened on February 26, 1997. The anchor tenants are Dillard's, Goldsmiths's (a division of Federated Department Stores, Inc.), JCPenney and Sears. Wolfchase Galleria also contains approximately 120 retailers, restaurants, a food court, a major entertainment complex and approximately 5,450 parking spaces. Wolfchase Galleria was approximately 94% leased at opening. The Company has also sold four outparcels at Wolfchase Galleria that add to the mall's overall appeal to shoppers in the Memphis retail market. As of March 31, 1997, net proceeds from the sale of these outparcels totaled $4.7 million. The Company also signed an agreement with Bed Bath and Beyond to lease a building that the Company constructed under a build to suit lease on an outparcel and which opened on September 3, 1996. There are approximately 29 acres of outparcel land remaining at Wolfchase Galleria for future sale or development. Costs of $87.6 million have been incurred as of March 31, 1997, for the acquisition and subsequent development of these land parcels, of which $10.0 million is included in land and the remainder is included in building and improvements and construction in progress in the accompanying consolidated balance sheets.

   The Company's next planned development project after Wolfchase Galleria is the 1.2 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Burdines, Dillard's, JCPenney and Sears have agreed to be anchor stores for the project. Citrus Park has broken ground and construction is proceeding on schedule for a opening in March of 1999. In addition, a 450,000 square foot community center opposite the regional mall, Citrus Park Plaza, is scheduled to open in the fall of 1998. Currently, the Company owns a 50% interest in the 163 acre development parcel. The Management Company owns the remaining 50% interest, subject to a purchase option in favor of the Company. The Company also has a purchase option from an affiliate of JMB Realty on 68 acres of land across the street from the regional mall which will be used for development of the community center. In addition, a bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit aggregating $27.1 million which supports the bonds.

   Certain statements set forth herein contain forward-looking statements, including, without limitation, statements relating to the timing and anticipated capital expenditures of the Company's development programs. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Certain factors that might cause such differences include general economic conditions, local real estate conditions, construction delays due to the unavailability of construction materials, weather conditions or other delays beyond the control of the Company. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.


                                                   100%                 PRO RATA
                                                BALANCE OF              SHARE OF
                                     ANNUAL      MORTGAGE               MORTGAGE
($000's omitted,       MATURITY     INTEREST       NOTES    OWNERSHIP    NOTES
except share amounts)    DATE         RATE        PAYABLE   INTEREST    PAYABLE
--------------------------------------------------------------------------------
Consolidated Entities:
  Old Orchard          Sept. 2000   8.5260%(1)  $  159,506     100.0%  $ 159,506
  Oakbrook Center       Oct. 2000   6.0751%(2)     140,000     100.0%    140,000
  MainPlace             Oct. 1998   5.4066%         80,000     100.0%     80,000
  Operating
   Partnership                (3)       (3)         25,850     100.0%     25,850
  Wolfchase Galleria     May 1998       (4)         41,824     100.0%     41,824
--------------------------------------------------------------------------------
                                                   447,180               447,180

Unconsolidatd Entities: (5)
  Water Tower Place    April 1997       (6)        170,000      55.0%     93,500
  Coral Square Mall     Dec. 2000   7.4000%         53,300      50.0%     26,650
  Miami International
    Mall                Dec. 2003   6.9100%         47,500      40.0%     19,000
  Management Company    Aug. 2001   7.5400%         51,000      95.0%     48,450
  Management Company   Sept. 2001   7.0000%          9,000      95.0%      8,550
--------------------------------------------------------------------------------
                                                   330,800               196,150
--------------------------------------------------------------------------------
Company debt                                                           $ 643,330
--------------------------------------------------------------------------------
Convertible preferred units                                            $  28,000
--------------------------------------------------------------------------------

Market value of equity
  interests as of March
  31, 1997, based upon
  24,598,170 shares/Units
  at $30 per share                                                     $ 737,945
--------------------------------------------------------------------------------
Total market capitalization                                          $ 1,409,275
--------------------------------------------------------------------------------
Company debt to total market
  capitalization                                                             46%
--------------------------------------------------------------------------------


(1) Mortgage consists of two notes, one with a balance of $104.7 million which bears interest at 9.09% and a second with a balance of $54.8 million which bears interest at 7.45%. Interest rate shown is a weighted average.

(2) Of the $140.0 million of total debt, $58.0 million is subject to a fixed rate of 5.856% and $82.0 million is subject to a fixed rate of 6.23%. Interest rate shown is a weighted average.

(3) Includes $24.3 million outstanding under the Company's $90.0 million secured revolving line of credit. The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is subject to a floating rate of 1.42% over LIBOR. Subsequent to the end of the first quarter of 1997, the spread on the floating rate was reduced to
 .85% and the original maturity date was extended from July 31, 1998 to April 30, 2000. Also, includes $1.6 million outstanding under the Company's one-year $5.0 million unsecured revolving line of credit bearing interest at a floating rate (7.0% as of March 31 ,1997).

(4) The construction loan may be extended for three one-year periods and is subject to a floating rate of 1.375% over LIBOR.

(5) Excludes Valencia Town Center as the Company is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

(6) On February 10, 1997, the Water Tower Place indebtedness was refinanced. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR + 1.500%.


   REVIEW OF OPERATIONS

   FUNDS FROM OPERATIONS. Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of funds from operations, based upon the National Association of Real Estate Investment Trusts ("NAREIT") definition:


                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------------
                                                1997                  1996
                                            --------------      --------------
Income before minority interest and
  extraordinary item                        $        6,222      $       4,866
Plus depreciation and amortization                   6,570              4,672
Plus Company's share of depreciation
  and amortization from unconsolidated
  partnerships and the Management Company            1,080              1,002
Less preferred unit distribution                      (490)                --
                                            --------------      --------------

Total funds from operations                 $       13,382      $       10,540
                                            ==============      ==============

Company's share of funds from
  operations (a)                            $        9,385      $        6,859
                                            ==============      ==============



  (a) Based upon a weighted average of 24,552,791 and 21,115,860 common shares and units outstanding for the three months ended March 31, 1997 and 1996, respectively. Total common shares and units outstanding at March 31, 1997 and 1996, were 24,598,170 and 21,115,860, respectively.


  FUNDS AVAILABLE FOR DISTRIBUTION. The chart below shows the calculation of funds available for distribution:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                            ----------------------------------
                                                 1997                 1996
                                            --------------      --------------
Total funds from operations                 $       13,382      $       10,540
Plus non-cash effect of Oakbrook Center
 straight-lined ground rent and related
 interest                                              822                 782
Plus (less) adjustment to reflect actual
 cash received from the Management Company             125                 (73)
Plus write-off of assets (a)                            21                  38
Less straight-line rent adjustment (a)                (313)               (178)
                                            --------------      --------------

Total funds available for distribution      $       14,037      $       11,109
                                            ==============      ==============

Company's share of funds available for
  distribution (b)                          $        9,844      $        7,230
                                            ==============      ==============


 (a) Includes the Company's share of unconsolidated partnerships.

 (b) Based upon a weighted average of 24,552,791 and 21,115,860 common shares and units outstanding for the three months ended March 31, 1997 and 1996, respectively. Total common shares and units outstanding at March 31, 1997 and 1996, were 24,598,170 and 21,115,860, respectively.


  SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 22.5% to $313 million in the three months ended March 31, 1997 from $256 million in the three months ended March 31, 1996. Excluding Old Orchard and Wolfchase Galleria, aggregate sales volume increased .9% in the first quarter of 1997 as compared to the first quarter of 1996. Mall tenant sales (excluding anchors and movie theaters) have increased 23.9% to $238 million in the three months ended
March 31, 1997 from $192 million in the same period for 1996. Excluding Old Orchard and Wolfchase Galleria, mall tenant sales increased .5% in the first quarter of 1997 as compared to the first quarter of 1996. Comparable reported mall tenant sales increased .2% in the three months ended March 31, 1997 compared to the same period for 1996. Sales per square foot (excluding Old Orchard and Wolfchase Galleria) for the rolling twelve months ended March 31, 1997 were $350 compared to $351 for the twelve months ended December 31, 1996 and $342 for the twelve months ended March 31, 1996. Sales per square foot were calculated in accordance with the official International Council of Shopping Centers definition.

  OCCUPANCY. The mall GLA was 90.8% occupied at March 31, 1997 as compared to 91.2% at December 31, 1996 and 89.8% at March 31, 1996. The occupancy percentage at December 31, 1996 excludes Old Orchard, which was acquired on December 18, 1996. The mall GLA was 92.5% leased at March 31, 1997.


  RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

  Shopping center revenues increased $10.5 million to $33.3 million in the three months ended March 31, 1997 from $22.8 million in the three months ended March 31, 1996. This increase was primarily attributable to the increase in shopping center revenues at Old Orchard as a result of the Company's acquisition on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

  Shopping center expenses, including depreciation and amortization, increased $5.7 million to $19.1 million in the three months ended March 31, 1997 from $13.4 million in the same period for 1996. This increase was primarily attributable to an increase in shopping center expenses, including depreciation and amortization, at Old Orchard as a result of the Company's acquisition on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

  Mortgage and other interest increased $3.5 million to $7.0 million in the three months ended March 31, 1997 from $3.5 million in the same period for 1996. This increase was primarily attributable to an increase in interest expense at Old Orchard as a result of the Company's acquisition on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

  Income from unconsolidated partnerships increased $.6 million to $.9 million in the three months ended March 31, 1997 from $.3 million in the same period for 1996. This increase was primarily attributable to the purchase of an additional approximate 18% interest in Miami International Mall on April 1, 1996 and a decrease in interest expense at Water Tower Place as a result of the February 10, 1997 refinancing.

  Income from the Management Company decreased $.5 million to a $.2 million loss in the three months ended March 31, 1997 from $.3 million in income in the same period for 1996. This decrease was primarily attributable to a decrease in management fees resulting from the net decrease in management contracts; partially offset by a decrease in income taxes as a result of the decrease in operating income.

  The extraordinary item (net of minority interest) of $.1 million in 1997 resulted from the write-off of deferred expenses and loan fees related to the repayment of debt at Water Tower Place.

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

      4.7 Fourth Amendment to Loan Agreement by and among ZML-Old Orchard Limited Partnership, American National Bank and Trust Company of Chicago, The Prudential Insurance Company of America and Mellon Bank, N.A. is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      4.8 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby filed herewith

      4.9 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby filed herewith

      4.10 Promissory Note B is dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby filed herewith

      10.1 Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.2 Corporate Services Agreement among the Registrant, Urban Shopping Centers, L.P. and JMB Retail Properties Co. (now Urban Retail Properties Co.) is hereby incorporated by reference to
              Exhibit 10.3 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

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

      10.22 Urban Shopping Centers 1996 Incentive Unit Program is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 25, 1996

      10.23 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      10.24 Agreement for Purchase and Sale of Partnership Interest by and between ZML-00 Associates Limited Partnership, Urban Shopping Centers, L.P., USC Old Orchard, Inc., and H. Rigel Barber, Gary A. Nickele and Jeffery A. Gluskin, as owner trustees of the Old Orchard Trust, is hereby incorporated by reference to
              Exhibit 10.24 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      10.25 Amended and Restated Agreement of Limited Partnership of Old Orchard Urban Limited Partnership by and between USC Old Orchard, Inc. and Urban Shopping Centers, L.P. is hereby incorporate by reference to Exhibit 10.25 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      10.26 Third Amendment to Urban Shopping Centers 1993 Option Plan is hereby filed herewith

      27.1    Financial Data Schedule



          Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

      (b) No reports on Form 8-K were filed during the first quarter of 1997.

                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        URBAN SHOPPING CENTERS, INC.

                          By: ADAM S. METZ
                              Executive Vice President, Chief Financial
                              Officer, Director of Acquisitions and Chief
                              Accounting Officer
                        Date: May 8, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              ADAM S. METZ
                              Executive Vice President, Chief Financial
                              Officer, Director of Acquisitions and Chief
                              Accounting Officer
                        Date: May 8, 1997