Form 10-Q
period 1997-06-30
URBAN SHOPPING CENTERS INC
filed 1997-08-12
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1997.

Thank you.

Very truly yours,

URBAN SHOPPING CENTERS, INC.


By:  ADAM S. METZ
     Executive Vice President, Chief Financial
     Officer, Director of Acquisitions and
     Chief Accounting Officer




ASM/go
Enclosures

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


           Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934



  For the quarter
ended June 30, 1997                             Commission file number 1-12278



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

The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on August 8, 1997 were 17,026,101 and 340,511, respectively.

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                             3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   21


PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             32

Item 6.  Exhibits and Reports on Form 8-K                                33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

                                     ASSETS
                                     ------
                                                   JUNE 30,      DECEMBER 31,
                                                    1997             1996
                                               --------------   --------------
Investment properties:
 Land, including peripheral land parcels       $      105,657   $      102,559
 Buildings and improvements                           855,149          766,847
 Equipment, furniture and fixtures                      3,086            2,560
 Construction in progress                               4,310           62,216
                                               --------------   --------------
                                                      968,202          934,182
 Accumulated depreciation                            (110,825)         (97,558)
                                               --------------   --------------

     Investment properties, net of accumulated
       depreciation                                   857,377          836,624
Investments in unconsolidated partnerships             51,484           15,233
Investment in the Management Company                   15,107           15,557
Cash, cash equivalents and short-term
  investments                                           3,101            5,276
Interest, rents and other receivables                  17,576           19,926
Deferred expenses and other assets                     11,745           11,460
                                               --------------   --------------
                                               $      956,390   $      904,076
                                               ==============   ==============
















                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                  JUNE 30,       DECEMBER 31,
                                                    1997             1996
                                               --------------   --------------
Liabilities:
 Mortgage notes payable                        $      482,000   $      439,886
 Land sale-leaseback proceeds                          75,000           75,000
 Deferred lease accrual                                17,422           16,252
 Accounts payable and other liabilities                43,033           30,512
 Investments in unconsolidated partnerships            38,140           36,030

 Commitments and contingencies
                                               --------------   --------------
      Total liabilities                               655,595          597,680

Minority interest                                     108,709          111,733

Stockholders' equity:
 Common stock, $.01 par value, authorized
   140,000,000 shares, issued and outstanding
   17,021,801 shares in 1997 and 16,737,279
   shares in 1996                                         170              167
 Unit voting stock, $.01 par value,
   authorized 5,000,000 shares, issued and
   outstanding 340,511 shares in 1997 and
   344,057 shares in 1996                                   4                4
 Additional paid-in capital                           331,233          326,495
 Retained earnings (deficit)                         (139,321)        (132,003)
                                               --------------   --------------

    Total stockholders' equity                        192,086          194,663
                                               --------------   --------------

                                               $      956,390   $      904,076
                                               ==============   ==============


          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)
                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30,                    JUNE 30,
                         -------------------------   -------------------------
                             1997          1996         1997          1996
                         -----------   -----------   -----------   -----------
Revenues:
 Shopping center
 revenues:
  Minimum rents          $    23,294   $    14,875   $    44,768   $    29,871
  Percentage rents             1,252           881         2,220         1,611
  Recoveries from tenants     11,331         6,152        21,643        12,942
  Other                        1,102           550         1,680           795
                         -----------   -----------   -----------   -----------
                              36,979        22,458        70,311        45,219

 Interest income                 377           441           763           863
                         -----------   -----------   -----------   -----------

                              37,356        22,899        71,074        46,082
                         -----------   -----------   -----------   -----------

Expenses:
 Shopping center
  expenses                    12,465         6,999        24,370        15,227
 Mortgage and other
  interest                     8,053         3,504        15,050         6,956
 Ground rent                   1,181         1,104         2,397         2,210
 Depreciation and
  amortization                 7,897         5,290        15,056        10,459
 General and
  administrative                 751           572         1,709         1,482
 Write-off of assets               1            87            22           125
                         -----------   -----------   -----------   -----------

                              30,348        17,556        58,604        36,459
                         -----------   -----------   -----------   -----------











                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                         -------------------------   -------------------------
                             1997          1996         1997           1996
                         -----------   -----------   -----------   -----------
    Operating income           7,008         5,343        12,470         9,623

Income from
 unconsolidated
  partnerships                 1,256           649         2,166           937
Income (loss) from the
 Management Company             (223)          199          (373)          497
                         -----------   -----------   -----------   -----------

    Income before other
      gains, minority
      interest and
      extraordinary items      8,041         6,191        14,263        11,057

Other gains                    1,821           720         1,821           720
Minority interest             (3,140)       (2,443)       (5,540)       (4,182)
                         -----------   -----------   -----------   -----------
    Income before
     extraordinary items       6,722         4,468        10,544         7,595

Extraordinary items from
 consolidated and
 unconsolidated
 partnerships (net of
 minority interest)             (207)           --          (295)           --
                         -----------   -----------   -----------   -----------
    Net income           $     6,515   $     4,468   $    10,249   $     7,595
                         ===========   ===========   ===========   ===========
    Income per common
     and unit voting
     common share:
      Before
       extraordinary
       items             $       .39   $       .33   $       .61   $       .55
      Extraordinary
       items                    (.01)           --          (.02)           --
                         -----------   -----------   -----------   -----------
         Net income      $       .38   $       .33   $       .59   $       .55
                         ===========   ===========   ===========   ===========
    Weighted average
     common and unit
     voting common
     stock outstanding    17,332,715    13,742,259    17,276,063    13,742,259
                         ===========   ===========   ===========   ===========
    Dividends declared
     and paid            $     .5075   $     .4950   $    1.0150   $     .9900
                         ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                                    1997             1996
                                               --------------   --------------
Cash flows from operating activities:
 Net income                                    $       10,249   $        7,595
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        15,056           10,459
  Write-off of assets                                      22              125
  Provision for losses on accounts receivable             512             (116)
  Income from unconsolidated partnerships              (2,166)            (937)
  Loss from the Management Company                        373               --
  Minority interest                                     5,540            4,182
  Deferred lease accrual                                1,170            1,171
  Extraordinary items                                     295               --
  Other gains                                          (1,821)            (720)
  Other, net                                             (676)            (248)
 Other changes in assets and liabilities:
  Interest, rents and other receivables                  (407)           1,815
  Deferred expenses and other assets                     (334)             335
  Accounts payable and other liabilities                9,408            2,324
                                               --------------   --------------

    Net cash provided by operating activities          37,221           25,985
                                               --------------   --------------





















                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                    1997             1996
                                               --------------   --------------
Cash flows from investing activities:
 Additions to investment properties, net of
  change in related payables                          (25,929)         (22,636)
 Acquisition of partnership interest                  (31,400)          (9,431)
 Acquisition of land parcel                            (3,388)
 Proceeds from the sale of development parcels,
  net of selling costs                                  2,296            1,044
 Cash contributions to unconsolidated
  partnerships and the Management
  Company                                              (4,544)            (685)
 Cash distributions from unconsolidated
  partnerships and the Management
  Company                                               3,743            4,907
 Other, net                                              (497)            (289)
                                               --------------   --------------
    Net cash used in investing activities             (59,719)         (27,090)
                                               --------------   --------------
Cash flows from financing activities:
 Proceeds from issuance of debt, net of
  issuance costs                                      152,026           28,156
 Proceeds from issuance of Common Stock under
  option plan                                           4,478               --
 Repayment of debt                                   (110,230)          (7,000)
 Cash distributions to common unitholders              (7,406)          (7,300)
 Cash distributions to preferred unitholders             (980)              --
 Dividends paid                                       (17,567)         (13,604)
                                               --------------   --------------
    Net cash provided by financing activities          20,321              252
                                               --------------   --------------

Net decrease in cash and cash equivalents              (2,177)            (853)
Cash and cash equivalents at beginning of
 period                                                 5,151            7,866
                                               --------------   --------------
Cash and cash equivalents at end of period     $        2,974   $        7,013
                                               ==============   ==============
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest,
   net of amounts capitalized                  $       14,480   $        6,658
                                               ==============   ==============

          See accompanying notes to consolidated financial statements.

                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1997 AND 1996

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

(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     The accompanying consolidated financial statements include the accounts of Urban Shopping Centers, Inc. ("Urban"), Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates. As of June 30, 1997, the Company which is the sole general partner of the Operating Partnership, owns an approximate 70.4% interest; JMB Realty Corporation ("JMB Realty"), certain of its affiliates and certain other parties hold limited partnership interests in the Operating Partnership and own an approximate 29.6% minority interest. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Citrus Park Venture, Urban Retail Properties Co. (the "Management Company") and San Francisco Shopping Centre ("San Francisco Centre").

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the six months ended
June 30, 1997 and 1996, the Company incurred interest of $16,141 and $8,193, respectively, and capitalized interest of $1,091 and $1,237, respectively.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(1)  BASIS OF PRESENTATION (CONTINUED)

     Cash and cash equivalents (which aggregated $2,974 and $5,151 at June 30, 1997 and December 31, 1996, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($1,983 and $2,928 at June 30, 1997 and December 31, 1996, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $127 and $125 at June 30, 1997 and December 31, 1996, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

     ACCOUNTING FOR DERIVATIVES

     The Company uses interest rate swap agreements as part of its interest rate risk management strategy. These off-balance sheet derivatives are classified as sythetic alterations. The criteria that must be satisfied by synthetic alteration accounting are as follows: (i) the liability to be converted has exposure to interest rate risk and (ii) the derivative is designated and effective as a synthetic alteration of the liability.

     Accrual accounting is applied for these derivatives treated as synthetic alterations, and income and expense are recorded as adjustments of interest expense. Fees, if any, related to these off-balance sheet investment products are amortized on the interest method over the life of the derivative. If the balance of the liability falls below that of the derivative, the excess portion of the derivative is marked to market and the resulting gain or loss included in income, as applicable. If a derivative is terminated independent of the underlying debt, the gain or loss is deferred and amortized over the remaining life of the derivative.

     Derivatives that do not satisfy the criteria above would be carried at market value with changes in market value to be recognized in non-interest income.


(2)  ACQUISITIONS

     (a)  San Francisco Shopping Centre

     On June 17, 1997, the Company made an investment in a partnership for approximately $31,400 in cash resulting in a preferred 50% interest in San Francisco Shopping Centre ("San Francisco Centre"). The transaction is structured so that the Company has the option, after approximately eight years, to make an additional investment in the partnership resulting in the Company owning substantially all of the interests in San Francisco Centre. Concurrent with the investment, a new first mortgage loan of $73,600 was placed on the property, of which $61,350 was funded at closing with the balance of $12,250 to be funded in January 2000. The loan bears interest at LIBOR + .62% and matures on July 1, 2002; however, it may be extended for three one-year periods. Subsequent to the end of the quarter, the Company

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2)  ACQUISITIONS (CONTINUED)

entered into an eight year interest rate swap agreement thereby fixing the interest rate at an all-in rate of 6.9%. The Management Company assumed leasing and management responsibilities at the property at closing. San Francisco Centre, completed in 1989, is a vertical shopping center located in downtown San Francisco containing approximately 500,000 square feet of retail space and is anchored by a 312,000 square foot Nordstrom department store.
The center also contains more than 180,000 square feet of mall GLA occupied by approximately 80 specialty retailers and restaurants.

     (b)  Roseville, California

     On June 24, 1997, the Company acquired approximately 95 acres of land in Roseville, California for $3,388 in cash. This land is intended to be the site of the Company's next planned regional mall development, tentatively scheduled for completion in the year 2000.

     (c)  Copley Place

     On August 1, 1997, the Company acquired a one-third equity interest in Copley Place from JMB Realty in a transaction valued at $42,333 paid through the issuance of 1,282,828 units of partnership interest in the Operating Partnership. In connection with the transaction, JMB Realty also purchased 53,451 shares of Unit Voting Stock from the Company for $1,764 in cash. The remaining interest is owned by an unaffiliated third party. The Management Company will continue to provide management and leasing services to the property. Concurrent with this transaction, the Company also secured partnership financing in the amount of $195,000 which bears interest at a fixed rate of 7.44% and matures on August 1, 2007. Copley Place, completed in 1984, is a mixed use property containing 369,000 square feet of retail space in a two-level mall, four office towers aggregating 842,000 square feet of office space on seven levels rising above the mall, a three-level, 980-space, below grade parking garage and a two-level, 695-space parking garage located adjacent to the property. The property is located in the Back Bay section of Boston, Massachusetts. The retail area includes a 108,000 square foot
Neiman Marcus store, approximately 110 specialty retailers and an eleven-screen movie theatre.

     (d)  Citrus Park Venture

     The Company and the Management Company had each owned a 50% economic interest in Citrus Park Venture, which owns a 163 acre land parcel which is the site of the Company's next planned regional mall development project, Citrus Park Town Center, in Tampa, Florida. Construction is proceeding on schedule on the regional mall for a scheduled opening in March 1999. Effective August 1, 1997, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture from an affiliate of JMB Realty in exchange for 243,513 units of limited partnership interest in the Operating Partnership and 10,146 shares of Unit Voting Stock, valued at $8,212 in the

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2)  ACQUISITIONS (CONTINUED)

aggregate. Also effective August 1, 1997, the Company exercised its option and purchased 68 acres of land adjacent to the site for the regional mall from an affiliate of JMB Realty in exchange for 177,316 shares of Common Stock valued at $5,741. This land was transferred, through sale and contribution, to Citrus Park Venture. This land will be used for the development of a community center, Citrus Park Plaza, scheduled to open in the fall of 1998, and for other commercial uses.


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

Name                         Property                     Company's Ownership
--------------------------   -------------------------    -------------------
Water Tower Joint Venture    Water Tower Place,                  55% (a)
                              Chicago, IL
Coral-CS/LTD Associates      Coral Square Mall,                  50%
                              Coral Springs, FL
West Dade County             Miami International Mall,           40% (b)
 Associates                   Miami, FL
Valencia Town Center         Valencia Town Center,               25% (c)
 Associates, L.P.             Valencia, CA
Citrus Park Venture          Tampa, FL                           50% (d)
San Francisco Shopping       San Francisco Centre,
 Centre                       San Francisco, CA                  50% (e)

(a) The Company owns a 55% interest in a retail property (Water Tower Place) through its investment in Water Tower Joint Venture ("WTJV"). All major decisions concerning the retail property require the approval of both partners of WTJV and thus the Company does not control the partnership. On February 10, 1997, the Company refinanced $170,000 of indebtedness on Water Tower Place.
The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170,000, $160,000 bears interest at LIBOR +1.125% and $10,000 bears interest at LIBOR +1.500%.

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

 (d) On June 23, 1995, the Company acquired a 50% interest in Citrus Park Venture (a development parcel). The Management Company owns the remaining
50% interest in Citrus Park Venture which is subject to a purchase option in favor of the Company. Subsequent to the end of the quarter, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture. In addition, a bond offering of $26,700 to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit (aggregating approximately $27,050) which supports the bonds.

 (e) On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% interest in San Francisco Shopping Centre.

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(3) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships is presented below.
                                                   JUNE 30,      DECEMBER 31,
                                                    1997             1996
                                               --------------   --------------
Assets:
  Investment properties, net                   $      381,270   $      292,829
  Other assets                                         33,193           29,190
                                               --------------   --------------
Less liabilities:
 Mortgage notes payable                               371,869          310,800
 Other liabilities                                     21,972           16,484
                                               --------------   --------------

     Total capital (deficit)                           20,622           (5,265)

Less:  Outside partners' capital                       (7,278)          15,532
                                               --------------   --------------

     Total investments in unconsolidated
       partnerships                            $       13,344   $      (20,797)
                                               ==============   ==============
Total investments in unconsolidated
 partnerships are presented in the
 accompanying consolidated balance sheets as
 follows:
  Assets - Investments in unconsolidated
   partnerships                                $       51,484   $       15,233
  Liabilities - Investments in unconsolidated
   partnerships                                        38,140           36,030
                                               --------------   --------------

                                               $       13,344   $      (20,797)
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

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships - continued

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                               -------------------------------
                                                     1997             1996
                                               --------------   --------------
Revenues:
 Shopping centers                              $       41,027   $       38,644
 Interest income                                          230              189
Expenses:
 Shopping centers                                     (18,414)         (17,709)
 Mortgage and other interest and ground rent          (11,937)         (12,633)
 Depreciation and amortization                         (5,751)          (5,674)
                                               --------------   --------------
     Income before extraordinary item                   5,155            2,817
 Extraordinary item                                      (228)              --
                                               --------------   --------------

     Net income                                $        4,927   $        2,817
                                               ==============   ==============

Company's share of:
 Mortgage and other interest and ground rent   $       (5,099)  $       (5,311)
 Depreciation and amortization                         (2,415)          (2,259)
 Income before extraordinary item                       2,166              937
                                               ==============   ==============


                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(4)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                                   JUNE 30,       DECEMBER 31,
                                                    1997             1996
                                               --------------   --------------
Assets:
 Investments in land parcels (a)               $       36,264   $       38,391
 Cash, cash equivalents and short-term
  investments                                           2,248            5,443
 Receivables and deferred expenses                     12,684           11,346
                                               --------------   --------------

                                               $       51,196   $       55,180
                                               ==============   ==============

Liabilities:
 Notes payable (b)                             $       70,000   $       70,000
 Accounts payable and other liabilities                 3,492            5,095
                                               --------------   --------------
                                                       73,492           75,095
Owners' deficit                                       (22,296)         (19,915)
                                               --------------   --------------

                                               $       51,196   $       55,180
                                               ==============   ==============

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(4)  INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

     Summarized financial information for the Management Company - continued
                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                               -------------------------------
                                                    1997             1996
                                               --------------   --------------
Revenues                                       $       17,889   $       19,200
                                               --------------   --------------
Expenses:
 Management, leasing and development services          15,329           15,279
 Mortgage and other interest                            2,854            2,597
 Land parcels                                             106              255
 Depreciation and amortization                            219              209
                                               --------------   --------------

                                                       18,508           18,340
                                               --------------   --------------

     Operating income (loss)                             (619)             860

 Income tax benefit (provision)                           137             (438)
                                               --------------   --------------

     Net income (loss)                         $         (482)  $          422
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

     The Management Company provides management, leasing and development services to certain of the Company's consolidated and unconsolidated investment properties, to affiliated entities and to third parties. During 1995, management contracts for six of the Company's consolidated investment properties were terminated and new management contracts were entered into with the Operating Partnership. In connection therewith, the Operating Partnership entered into a service agreement with the Management Company to provide supervisory services by Management Company personnel at 105% of the Management Company's cost thereof. In the six months ended June 30 1997 and 1996, the Management Company received such reimbursements from the Operating Partnership of approximately $368 and $309, respectively. In the six months ended June 30, 1997 and 1996, management, leasing and development revenues of approximately $3,920 and $4,746, respectively, resulted from services provided to affiliated entities. In addition, the Management Company received reimbursements (at cost) of payroll and other operating expenses from affiliated entities for activities performed on such affiliated entities' behalf. Such reimbursements were approximately $8,113 and $7,987 during the six months ended June 30, 1997 and 1996, respectively. Additionally, rent expense, including building expenses, paid by the Management Company to affiliates of JMB Realty during the six months ended June 30, 1997 and 1996 were $395 and $459, respectively.

     The Company has options to purchase certain development parcels from the Management Company at the lower of fair market value or 110% of allocable cost (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by the Management Company is subject to a right of first offer in favor of the Company on the same conditions as described above.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(5)  MORTGAGE NOTES PAYABLE

     On June 30, 1997, the Company signed an agreement with a lender for $80,000 of indebtedness secured by Wolfchase Galleria. The loan bears interest at 7.80% and matures on June 30, 2007. In connection with the funding of the new loan, the Company repaid the $41,824 then outstanding balance on the construction loan at Wolfchase Galleria.


(6)  SALE OF INVESTMENT PROPERTY

     On May 27, 1997, the Company completed an outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $2,296 and recognized a gain of $1,821 for financial reporting purposes.

     On June 25, 1996, the Company sold an outparcel of land at Wolfchase Galleria for total proceeds, net of selling expenses, of $1,044 and recognized a gain of $720 for financial reporting purposes.


(7)  TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere)

     Costs and expenses for services provided by the Management Company to the Company's investment properties, including the Company's share of unconsolidated investment properties, were as follows:

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------
Property management and leasing
  services (a)                                   $        690     $        712
Development services                                      620              554
                                                 ------------     ------------
                                                 $      1,310     $      1,266
                                                 ============     ============

     (a) Management services of $1,027 and $706 for the six months ended June 30, 1997 and 1996, respectively, provided by the Operating Partnership to certain consolidated investment properties have been eliminated in consolidation.

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

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(7)  TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere) (CONTINUED)

to purchase certain retail development land parcels from JMB Partners at the lower of fair market value or 110% of allocable cost (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by JMB Partners is subject to a right of first offer in favor of the Company on the same conditions as described above.


(8)  EMPLOYEE BENEFIT PLAN

     On May 6, 1997, the shareholders approved the Company's 1996 Incentive Unit Program (the "Program") which provides for the award of up to 525,000 Incentive Units to officers and key employees of the Company and the Management Company. Incentive Units may be earned 25% in each of calendar years 1996 through 1999 subject to the Company achieving annual and cumulative performance targets in its funds available for distribution for each year.
The determination of whether the performance target for any year has been achieved is to be made not later than March 31 of the following year (the "Determination Date"). Awards are subject to vesting over a three-year period following the Determination Date. The Company recognizes deferred compensation expense for earned awards as of each year's Determination Date. Such amounts are amortized to expense over the related vesting periods.

     Awards for 525,000 Incentive Units were granted in 1996 and 131,250 Incentive Units were earned for calendar year 1996 concurrent with the shareholder approval of the Program. The Operating Partnership and the Management Company have accrued deferred compensation expense related to the 1996 awards and are amortizing the deferred amounts over the three-year vesting period.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $11.2 million in the six months ended June 30, 1997 from the six months ended June 30, 1996. This increase was primarily attributable to (i) an increase in rental operations as discussed below,(ii) receipt of prepaid rents primarily at Old Orchard and Wolfchase Galleria and (iii) collection of presale rents at Old Orchard (prepaid and presale rents are included in accounts payable and other liabilities in the accompanying consolidated balance sheets).

     Net cash flows used in investing activities increased $32.6 million in the six months ended June 30, 1997 from the six months ended June 30, 1996. This increase was primarily attributable to (i) the purchase of a preferred
50% interest in San Francisco Centre on June 17, 1997, (ii) the purchase of land in Roseville, California on June 24, 1997, (iii) an increase in additions to investment properties due to an increase in construction activity at Wolfchase Galleria and (iv) an increase in cash contributions to Citrus Park Venture. These increases were partially offset by (i) the purchase of an approximate 18% interest in Miami International Mall in April 1996 and (ii) an increase in proceeds from the sale of development parcels at Wolfchase Galleria in 1997 as compared to 1996.

     Net cash flows from financing activities increased $20.1 million in the six months ended June 30, 1997 from the six months ended June 30, 1996. This increase was primarily attributable to (i) additional net fundings in 1997 from the Company's line of credit and the loans at Wolfchase Galleria and
(ii) the issuance of Common Stock related to the exercise of employee stock options. These increases were partially offset by an increase in dividends paid as a result of the additional shares of Common Stock issued in connection with the Company's public offering completed in December of 1996 and the increase in the dividend per share beginning with the fourth quarter 1996 dividend paid in the 1st quarter of 1997.

     At June 30, 1997, the Company had cash, cash equivalents and short-term investments of approximately $3.1 million. Such funds are available for working capital requirements, recurring capital expenditures, dividends and distributions to shareholders and limited partners of the Operating Partnership, respectively, and future acquisitions, expansions, renovations and developments.

     On June 4, 1997, Urban paid $8.8 million to shareholders as a dividend of $.5075 per share representing its first quarter 1997 dividend. On June 4, 1997, the Operating Partnership paid $3.7 million to its limited partners as a distribution of $.5075 per Unit representing its first quarter 1997 distribution.

     CAPITALIZATION. At June 30, 1997, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $708.7 million of which $641.7 million is fixed rate debt (including debt fixed through interest rate swap agreements) and $67.0 million is floating rate debt. On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% interest in San Francisco Centre. Concurrent with the investment, a new first mortgage loan of $73.6 million was placed on the property, of which $61.4 million is outstanding. The loan bears interest at LIBOR + .62% and matures on July 1, 2002; however, it may be extended for three one-year periods. Subsequent to the end of the quarter, the Company entered into an eight year interest rate swap agreement thereby fixing the interest rate at an all-in rate of 6.9%. On December 18, 1996, the Company acquired Old Orchard subject to $159.8 million in property debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit. As of June 30, 1997, $1.5 million was outstanding on this line of credit. On June
30, 1997, the Company signed an agreement with a lender for $80.0 million of indebtedness secured by Wolfchase Galleria. The loan bears interest at 7.8% and matures on June 30, 2007. In connection with the funding on the new loan, the Company repaid the $41.8 million then outstanding balance on the construction loan at Wolfchase Galleria. On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90.0 million secured, revolving line of credit ("Line"). As of June 30 ,1997, $21.3 million was outstanding. On February 10, 1997, the Company refinanced the Water Tower Place $170.0 million of indebtedness. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR +1.125% and $10.0 million bears interest at LIBOR + 1.500%. As of the date of this report, the Company entered into six separate unsecured interest rate swap agreements for an aggregate amount of $63.5 million in order to hedge exposure on a portion of its floating rate indebtedness. Subsequent to the end of the quarter, concurrent with the Company's acquisition of a one-third interest in Copley Place, the Company secured partnership financing for $195.0 million which bears interest at a fixed rate of 7.44% and matures on August 1, 2007.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At June 30, 1997, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 47%, as illustrated by the table at the end of liquidity and capital resources. The debt to total market capitalization ratio is based upon the market value of the Common Stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the Common Stock (and the issuance of additional shares of Common Stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     CAPITAL INVESTMENTS. On August 1, 1997, the Company acquired a one-third equity interest in Copley Place from JMB Realty in a transaction valued at $42.3 million paid through the issuance of 1,282,828 units of partnership interest in the Operating Partnership. In connection with the transaction, JMB Realty also purchased 53,451 shares of Unit Voting Stock from the Company for $1.8 million in cash. The remaining interest is owned by an unaffiliated third party. The Management Company will continue to provide management and leasing services to the property. Concurrent with this transaction, the Company also secured partnership financing in the amount of $195.0 million which bears interest at a fixed rate of 7.44% and matures on August 1, 1997. Copley Place, completed in 1984, is a mixed use property containing 369,000 square feet of retail space in a two-level mall, four office towers aggregating 842,000 square feet of office space on seven levels rising above the mall, a three-level, 980-space, below grade parking garage and a two-level, 695-space parking garage located adjacent to the property. The property is located in the Back Bay section of Boston, Massachusetts. The retail area includes a 108,000 square foot Neiman Marcus store, approximately 110 specialty retailers and an eleven-screen movie theatre.

     On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% interest in San Francisco Centre for $31.4 million in cash. Concurrent with the investment, a new first mortgage loan of $73.6 million was placed on the property, of which $61.4 million is outstanding. San Francisco Centre is a vertical shopping center located in downtown San Francisco. San Francisco Centre contains approximately 500,000 square feet of retail space and is anchored by a 312,000 square foot Nordstrom department store. The center also contains more than 180,000 square feet of mall GLA occupied by approximately 80 specialty retailers and restaurants.

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

     The Company's newest super-regional mall development, Wolfchase Galleria, in Memphis, opened on February 26, 1997. The anchor tenants are Dillard's, Goldsmiths's (a division of Federated Department Stores, Inc.), JCPenney and Sears. Wolfchase Galleria also contains approximately 120 retailers, restaurants, a food court, a major entertainment complex and approximately

5,450 parking spaces. Wolfchase Galleria was approximately 94% leased at opening. The Company has also sold five outparcels at Wolfchase Galleria to users that the Company believes add to the mall's overall appeal to shoppers in the Memphis retail market. As of June 30, 1997, net proceeds from the sale of these outparcels totaled $7.0 million. The Company also signed an agreement with Bed Bath and Beyond to lease a building that the Company constructed under a build to suit lease on an outparcel and which opened on September 3, 1996. There are approximately 25 acres of outparcel land remaining at Wolfchase Galleria for future sale or development. Costs of $94.2 million have been incurred as of June 30, 1997, for the acquisition and subsequent development of the Wolfchase project, of which $8.9 million is included in land, $84.0 million is included in buildings and improvements and equipment, furniture and fixtures and the remainder is included in construction in progress in the accompanying consolidated balance sheet.

     The Company's next planned development project after Wolfchase Galleria is the 1.2 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Burdines, Dillard's, JCPenney and Sears have agreed to be anchor stores for the project. Ground has been broken for Citrus Park and construction is proceeding on schedule for a scheduled opening in March of 1999. In addition, a 450,000 square foot community center opposite the regional mall, Citrus Park Plaza, is tentatively scheduled to open in the fall of 1998. The Company and the Management Company each own a 50% economic interest in Citrus Park Venture, which owns a 163 acre land parcel which is the site for the regional mall. Effective August 1, 1997, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture from an affiliate of JMB Realty in exchange for 243,513 units of limited partnership interest in the Operating Partnership and 10,146 shares of Unit Voting Stock, valued at $8.2 million in the aggregate. Also effective August 1, 1997, the Company exercised its option and purchased 68 acres of land adjacent to the site for the regional mall from an affiliate of JMB Realty in exchange for 177,316 shares of Common Stock valued at $5.7 million. This land was transferred, through sale and contribution, to Citrus Park Venture. This land will be used for development of a community center, Citrus Park Plaza, scheduled to open in the fall of 1998, and for other commercial uses. In addition, a bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit (aggregating $27.1 million) which supports the bonds.

     Certain statements set forth herein contain forward-looking statements, including, without limitation, statements relating to the timing and anticipated capital expenditures of the Company's development progress and acquisitions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from that set forth in the forward-looking statements. Certain factors that might cause such differences include general economic conditions, local real estate conditions, construction delays due to the unavailability of construction materials, weather conditions or other delays beyond the control of the Company. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development and acquisition plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

                                                 100%                 PRO RATA
                                              BALANCE OF              SHARE OF
($000's omitted,                   ANNUAL      MORTGAGE               MORTGAGE
except share        MATURITY      INTEREST      NOTES    OWNERSHIP     NOTES
amounts)              DATE          RATE       PAYABLE   INTEREST     PAYABLE
-------------------------------------------------------------------------------
Consolidated
Entities:
 Old Orchard       Sept. 2000     8.5269%(1)  $ 159,200   100.0%    $   159,200
 Oakbrook Center    Oct. 2000     6.0751%(2)    140,000   100.0%        140,000
 MainPlace          Oct. 1998     5.4066%        80,000   100.0%         80,000
 Operating
   Partnership            (3)         (3)        22,800   100.0%         22,800
 Wolfchase
   Galleria         June 2007     7.8000%        80,000   100.0%         80,000
-------------------------------------------------------------------------------
                                                482,000                 482,000

Unconsolidated
Entities: (4)
 Water Tower
   Place           April 1997         (5)       170,000    55.0%         93,500
 Coral Square
  Mall              Dec. 2000     7.4000%        53,300    50.0%         26,650
 Miami
  International
  Mall              Dec. 2003     6.9100%        47,219    40.0%         18,888
 San Francisco
  Centre            July 2002(6)  6.9045%        61,350    50.0%         30,675
 Management
  Company           Aug. 2001     7.5400%        51,000    95.0%         48,450
 Management
  Company          Sept. 2001     7.0000%         9,000    95.0%          8,550
-------------------------------------------------------------------------------
                                                                        226,713
-------------------------------------------------------------------------------
Company debt                                                        $   708,713
-------------------------------------------------------------------------------
Convertible
  preferred units                                                   $    28,000
-------------------------------------------------------------------------------
Market value of
 equity interests
 as of June 30, 1997,
 based upon 24,650,809
 shares/Units at
 $31.875 per share                                                  $   785,745
-------------------------------------------------------------------------------
Total market
 capitalization                                                     $ 1,552,458
-------------------------------------------------------------------------------
Company debt to total
 market capitalization                                                      47%
-------------------------------------------------------------------------------

(1) Mortgage consists of two notes, one with a balance of $104.5 million which bears interest at 9.09% and a second with a balance of $54.7 million which bears interest at 7.45%. Interest rate shown is a weighted average.

(2) Of the $140.0 million of total debt, $58.0 million is subject to a fixed rate of 5.856% and $82.0 million is subject to a fixed rate of 6.23%. Interest rate shown is a weighted average.

(3) Includes $21.3 million outstanding under the Company's $90.0 million secured revolving line of credit. The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is subject to a floating rate of .85% over LIBOR which was reduced from 1.42% over LIBOR during the second quarter of 1997. In addition, the original maturity date was extended from July 31, 1998 to April 30, 2000. Also, includes $1.5 million outstanding under the Company's one-year $5.0 million unsecured revolving line of credit bearing interest at a floating rate (6.5% as of June 30 ,1997).

(4) Excludes Valencia Town Center as the Company is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

(5) On February 10, 1997, the Water Tower Place indebtedness was refinanced. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR +1.125% and $10.0 million bears interest at LIBOR + 1.500%.

(6) Loan matures on July 1, 2002; however, it may be extended for three one-year periods.

    REVIEW OF OPERATIONS

 FUNDS FROM OPERATIONS. Funds from the operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of funds from operations, based upon the National Association of Real Estate Investment Trusts ("NAREIT") definition:

                             THREE MONTHS ENDED         SIX  MONTHS ENDED
                                 JUNE 30,                    JUNE 30,
                         -------------------------   -------------------------
                             1997          1996         1997          1996
                         -----------   -----------   -----------   -----------
Income before minority
  interest and
  extraordinary items    $     9,862   $     6,911   $    16,084   $    11,777
Plus depreciation and
  amortization                 7,169         4,789        13,739         9,461
Plus the Company's share
  of depreciation and
  amortization from
  unconsolidated
  partnerships and the
  Management Company           1,167         1,060         2,247         2,062
Less preferred unit
  distribution                  (490)           --          (980)           --
                         -----------   -----------   -----------   -----------

Total funds from
  operations             $    17,708   $    12,760   $    31,090   $    23,300
                         ===========   ===========   ===========   ===========

Company's share of funds
  from operations (a)    $    12,465   $     8,305   $    21,844   $    15,164
                         ===========   ===========   ===========   ===========

    (a) Based upon a weighted average of 24,623,409 and 24,588,295 common shares and units outstanding for the three and six months ended June 30, 1997, respectively and 21,115,860 for the three and six months ended June 30, 1996. Total common shares and units outstanding at June 30, 1997 and 1996, were 24,650,809 and 21,115,860, respectively.


FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:
                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                  JUNE 30,                   JUNE 30,
                         -------------------------   -------------------------
                             1997          1996         1996          1996
                         -----------   -----------   -----------   -----------
Total funds from
  operations             $    17,708   $    12,760   $    31,090   $    23,300
Plus non-cash effect of
  Oakbrook Center
  straight-lined ground
  rent and related
  interest                       829           790         1,651         1,572
Plus (less) adjustment
  to reflect actual cash
  received from the
  Management Company             197           (23)          322           (96)
Plus write-off of
  assets (a)                       1            87            22           125
Less straight-line rent
  adjustments (a)               (433)         (157)         (746)         (335)
                         -----------   -----------   -----------   -----------
Total funds available
  for distribution
  including other gains       18,302        13,457        32,339        24,566

Less other gains              (1,821)         (720)       (1,821)         (720)
                         -----------   -----------   -----------   -----------
Total funds available
  for distribution
  excluding other gains  $    16,481   $    12,737   $    30,518   $    23,846
                         ===========   ===========   ===========   ===========
Company's share of funds
  available for
  distribution including
  other gains (b)        $    12,883   $     8,758   $    22,721   $    15,988
                         ===========   ===========   ===========   ===========
Company's share of funds
  available for
  distribution excluding
  other gains (b)        $    11,601   $     8,289   $    21,442   $    15,519
                         ===========   ===========   ===========   ===========

 (a)  Includes the Company's share of unconsolidated partnerships.

 (b) Based upon a weighted average of 24,623,409 and 24,588,295 common shares and units outstanding for the three and six months ended June 30, 1997, respectively and 21,115,860 for the three and six months ended June 30, 1996. Total common shares and units outstanding at June 30, 1997 and 1996, were 24,650,809 and 21,115,860, respectively.


     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales, excluding San Francisco Centre, have increased 27.3% to $377 million in the three months ended June 30, 1997 from $296 million in the three months ended June 30, 1996. Excluding San Francisco Centre, Old Orchard and Wolfchase Galleria, aggregate sales volume increased 2.6% in the second quarter of 1997 as compared to the second quarter of 1996. Mall tenant sales (excluding anchors and movie theaters), excluding San Francisco Centre, have increased 31.0% to $281 million in the three months ended June 30, 1997 from $214 million in the same period for 1996. Excluding San Francisco Centre, Old Orchard and Wolfchase Galleria, mall tenant sales increased 2.6% in the second quarter of 1997 as compared to the second quarter of 1996. Comparable reported mall tenant sales increased .6% in the six months ended June 30, 1997 compared to the same period for 1996. Sales per square foot (excluding San Francisco Centre, Old Orchard and Wolfchase Galleria) for the rolling twelve months ended June 30, 1997 were $351 compared to $350 for the twelve months ended March 31, 1997 and $344 for the twelve months ended June 30, 1996. Sales per square foot were calculated in accordance with the International Council of Shopping Centers definition.

     OCCUPANCY. Excluding San Francisco Centre, the mall GLA was 91.5% occupied at June 30, 1997 as compared to 90.8% at March 31, 1997 and 89.3% at June 30, 1996. Excluding San Francisco Centre, the mall GLA was 94.6% leased at June 30, 1997.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED
     JUNE 30, 1996

     Shopping center revenues increased $25.1 million to $70.3 million in the six months ended June 30, 1997 from $45.2 million in the six months ended June 30, 1996. This increase was primarily attributable to the increase in shopping center revenues at Old Orchard, Wolfchase Galleria, Penn Square Mall and Oakbrook Center. Minimum Rents and recoveries from tenants increased as a result of the Company's acquisition of Old Orchard on December 18, 1996. Minimum rents and recoveries from tenants increased at Wolfchase Galleria as a result of its opening on February 26, 1997. Minimum rents increased at Penn Square Mall and Oakbrook Center as a result of an increase in average occupancy and rents in 1997.

     Shopping center expenses, including depreciation and amortization, increased $13.7 million to $39.4 million in the six months ended June 30, 1997 from $25.7 million in the same period for 1996. This increase was primarily attributable to an increase in shopping center expenses, including depreciation and amortization, as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     Mortgage and other interest increased $8.1 million to $15.1 million in the six months ended June 30, 1997 from $7.0 million in the same period for 1996. This increase was primarily attributable to an increase in interest expense as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     General and administrative expenses increased $.2 million to $1.7 million in the six months ended June 30, 1997 from $1.5 million in the same period for 1996 as a result of additional compensation related to the Company's Incentive Unit Program.

     Income from unconsolidated partnerships increased $1.3 million to $2.2 million in the six months ended June 30, 1997 from $.9 million in the same period for 1996. This increase was primarily attributable to (i) a decrease in interest expense at Water Tower Place as a result of the February 10, 1997 refinancing and (ii) the purchase of an additional approximate 18% interest in Miami International Mall on April 1, 1996.

     Income from the Management Company decreased $.9 million to a $.4 million loss in the six months ended June 30, 1997 from $.5 million in income in the same period for 1996. This decrease was primarily attributable to a decrease in management fees resulting from the net decrease in management contracts, including Old Orchard, which subsequent to the Company's acquisition on December 18, 1996, is being managed by the Operating Partnership, and an increase in interest expense as a result of the $9.0 million of indebtedness accruing interest at 7.0% commencing in late May 1996; partially offset by a decrease in income taxes as a result of the decrease in operating income.

     Other gains of $1.8 million and $.7 million for the six months ended June 30, 1997 and 1996, respectively, represent the gains on the sale of outparcels of land at Wolfchase Galleria.

     The extraordinary items (net of minority interest) of $.3 million in 1997 resulted from the write-off of deferred expenses and loan fees related to
(i) repayment of debt at Water Tower Place and (ii) repayment of the construction loan at Wolfchase Galleria.


     THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

     Shopping center revenues increased $14.5 million to $37.0 million in the three months ended June 30, 1997 from $22.5 million in the three months ended June 30, 1996. This increase was primarily attributable to the increase in shopping center revenues at Old Orchard, Wolfchase Galleria, Penn Square Mall and Oakbrook Center. Minimum rents and recoveries from tenants increased as a result of the Company's acquisition of Old Orchard on December 18, 1996. Minimum rents and recoveries from tenants increased at Wolfchase Galleria as a result of its opening on February 26, 1997. Minimum rents increased at Penn Square Mall and Oakbrook Center as a result of an increase in average occupancy and rents in 1997.

     Shopping center expenses, including depreciation and amortization, increased $8.1 million to $20.4 million in the three months ended June 30, 1997 from $12.3 million in the same period for 1996. This increase was primarily attributable to an increase in shopping center expenses, including depreciation and amortization, as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     Mortgage and other interest increased $4.6 million to $8.1 million in the three months ended June 30, 1997 from $3.5 million in the same period for 1996. This increase was primarily attributable to an increase in interest expense as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     General and administrative expenses increased $.2 million to $.8 million in the three months ended June 30, 1997 from $.6 million in the same period for 1996 as a result of additional compensation related to the Company's Incentive Unit Program.

     Income from unconsolidated partnerships increased $.6 million to $1.3 million in the three months ended June 30, 1997 from $.7 million in the same period for 1996. This increase was primarily attributable to a decrease in interest expense at Water Tower Place as a result of the February 10, 1997 refinancing.

     Income from the Management Company decreased $.4 million to a $.2 million loss in the three months ended June 30, 1997 from $.2 million in income in the same period for 1996. This decrease was primarily attributable to a decrease in management fees resulting from the net decrease in management contracts, including Old Orchard, which subsequent to the Company's acquisition on December 18, 1996, is being managed by the Operating Partnership, and an increase in interest expense as a result of the $9.0 million of indebtedness accruing interest at 7.0% commencing in late May 1996; partially offset by a decrease in income taxes as a result of the decrease in operating income.

     Other gains of $1.8 million and $.7 million for the three months ended June 30, 1997 and 1996, respectively, represent the gains on the sale of outparcels of land at Wolfchase Galleria.

     The extraordinary item (net of minority interest) of $.2 million in 1997 resulted from the write-off of deferred expenses and loan fees related to the repayment of the construction loan at Wolfchase Galleria.


     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     During the first half of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share." The statement requires the presentation of basic and diluted earnings per share for companies with other than simple capital structures. The statement is effective for financial statements for both interim and annual periods ending after December 31, 1997 and early application is not permitted. For the three and six months ended June 30, 1997 basic and diluted income per share would have approximated income per common and unit voting common share (as presented in the accompanying statements of operations).

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1997, at the Company's annual meeting of shareholders, actions were taken on (i) the election of directors, (ii) the approval of the Company's 1996 Incentive Unit Program and (iii) the ratification of independent auditors. The results of these actions are presented below.

Election of Directors:

                                    For                  Withheld
                                 ----------            -----------
Neil G. Bluhm                    22,715,915               52,650
James B. Digney                  22,685,251               83,314
Matthew S. Dominski              22,715,722               52,843
Susan Getzendanner               22,685,427               83,138
Judd D. Malkin                   22,714,821               53,744
John E. Neal                     22,686,113               82,452
Phillip B. Rooney                22,685,237               83,328
John G. Schreiber                22,715,121               53,444
Henry T. Segerstrom              22,683,571               84,994

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

     Approval of the Company's 1996 Incentive Unit Program:

     For                    Against                  Abstain
------------             ------------             ------------
  22,022,586                670,249                   75,730

     Ratification of Appointment of KPMG Peat Marwick LLP as independent auditors for 1997:

     For                    Against                  Abstain
------------             ------------             ------------
  22,720,641                 11,824                   36,100

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

      4.7 Fourth Amendment to Loan Agreement by and among ZML-Old Orchard Limited Partnership, American National Bank and Trust Company of Chicago, The Prudential Insurance Company of America and Mellon Bank, N.A. is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      4.8 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 12, 1997

      4.9 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 12, 1997

      4.10 Promissory Note B is dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 12, 1997

      10.1 Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.2 Corporate Services Agreement among the Registrant, Urban Shopping Centers, L.P. and JMB Retail Properties Co. (now Urban Retail Properties Co.) is hereby incorporated by reference to Exhibit
            10.3 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.3 JMB Realty Corporation Employee Savings Plan is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.4 Retirement Plan for Employees of Amfac, Inc. and Subsidiaries is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-11 (No. 33-64488)

      10.5 Urban Shopping Centers 1993 Option Plan is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.6 Non-Competition Agreement between JMB Realty Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.7 Non-Competition Agreement between JMB Institutional Realty Corporation and the Registrant is hereby incorporated by reference to Exhibit 10.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.8 Non-Competition Agreement between Neil G. Bluhm and the Registrant is hereby incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

      10.9 Non-Competition Agreement between Judd D. Malkin and the Registrant is hereby incorporated by reference to Exhibit
            10.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

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

      10.25 Amended and Restated Agreement of Limited Partnership of Old Orchard Urban Limited Partnership by and between USC Old Orchard, Inc. and Urban Shopping Centers, L.P. is hereby incorporate by reference to Exhibit 10.25 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

      10.26 Third Amendment to Urban Shopping Centers 1993 Option Plan is hereby incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 12, 1997

      27.1  Financial Data Schedule



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


                        URBAN SHOPPING CENTERS, INC.


                      By:    ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  August 12, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  August 12, 1997