Form 10-Q
period 1997-09-30
URBAN SHOPPING CENTERS INC
filed 1997-11-12
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted,   for   the  above-captioned   registrant   is   the
electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 30, 1997.

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



  For the quarter
ended September 30, 1997                        Commission file number 1-12278



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

The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on November 7, 1997 were 17,257,742 and 407,935, respectively.

                        TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     21


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

                                     ASSETS
                                     ------
                                             SEPTEMBER 30,        DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Investment properties:
 Land, including peripheral land
    parcels                                 $      105,279      $      102,559
 Buildings and improvements                        841,022             766,847
 Equipment, furniture and fixtures                   3,217               2,560
 Construction in progress                            4,882              62,216
                                            --------------      --------------
                                                   954,400             934,182
 Accumulated depreciation                         (116,983)            (97,558)
                                            --------------      --------------

  Investment properties, net of
    accumulated depreciation                       837,417             836,624
Investments in unconsolidated
  partnerships                                      99,757              15,233
Investment in the Management Company                22,977              15,557
Cash, cash equivalents and short-term
  investments                                        8,371               5,276
Interest, rents and other receivables               19,748              19,926
Deferred expenses and other assets                  12,386              11,460
                                            --------------      --------------

                                            $    1,000,656      $      904,076
                                            ==============      ==============













                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Liabilities:
 Mortgage notes payable                     $      483,077      $      439,886
 Land sale-leaseback proceeds                       75,000              75,000
 Deferred lease accrual                             18,007              16,252
 Accounts payable and other
   liabilities                                      32,922              30,512
 Investments in unconsolidated
   partnerships                                     37,856              36,030

 Commitments and contingencies
                                            --------------      --------------
    Total liabilities                              646,862             597,680

Minority interest                                  136,174             111,733

Stockholders' equity:
 Common stock, $.01 par value,
   authorized 140,000,000 shares, issued
   and outstanding 17,247,742 shares in
   1997 and 16,737,279 shares in 1996                  172                 167
 Unit voting stock, $.01 par value,
   authorized 5,000,000 shares, issued
   and outstanding 407,935 shares in 1997
   and 344,057 shares in 1996                            4                   4
 Additional paid-in capital                        360,310             326,495
 Retained earnings (deficit)                      (142,866)           (132,003)
                                            --------------      --------------

    Total stockholders' equity                     217,620             194,663
                                            --------------      --------------

                                            $    1,000,656      $      904,076
                                            ==============      ==============


          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)
                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                         -------------------------   -------------------------
                             1997          1996          1997           1996
                         -----------   -----------   -----------   -----------
Revenues:
 Shopping center
 revenues:
  Minimum rents          $    23,344   $    15,047   $    68,112   $    44,918
  Percentage rents             1,518         1,141         3,738         2,752
  Recoveries from
   tenants                    11,582         7,246        33,225        20,188
  Other                        1,000           610         2,680         1,405
                         -----------   -----------   -----------   -----------
                              37,444        24,044       107,755        69,263

 Interest income                 420           438         1,183         1,301
                         -----------   -----------   -----------   -----------

                              37,864        24,482       108,938        70,564
                         -----------   -----------   -----------   -----------

Expenses:
 Shopping center
  expenses                    12,503         7,837        36,873        23,064
 Mortgage and other
   interest                    8,740         3,487        23,790        10,443
 Ground rent                   1,162         1,106         3,559         3,316
 Depreciation and
   amortization                9,449         5,317        24,505        15,776
 General and
   administrative                677           552         2,386         2,034
 Write-off of assets              47           167            69           292
                         -----------   -----------   -----------   -----------

                              32,578        18,466        91,182        54,925
                         -----------   -----------   -----------   -----------










                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                         -------------------------   -------------------------
                             1997          1996          1997          1996
                         -----------   -----------   -----------   -----------
    Operating income           5,286         6,016        17,756        15,639

Income from
  unconsolidated
  partnerships                 1,348           450         3,514         1,387
Income (loss) from the
  Management Company             (16)          107          (389)          604
                         -----------   -----------   -----------   -----------

    Income before other
      gains, minority
      interest and
      extraordinary
      items                    6,618         6,573        20,881        17,630

Other gains                    1,852           608         3,673         1,328
Minority interest             (3,080)       (2,545)       (8,620)       (6,727)
                         -----------   -----------   -----------   -----------
    Income before
      extraordinary
      items                    5,390         4,636        15,934        12,231

Extraordinary items from
  consolidated and
  unconsolidated
  partnerships (net of
  minority interest)               3            --          (292)           --
                         -----------   -----------   -----------   -----------
    Net income           $     5,393   $     4,636   $    15,642   $    12,231
                         ===========   ===========   ===========   ===========
Income per common and
unit voting common
share:
    Before extraordinary
      items              $       .31   $       .34   $       .92   $       .89
    Extraordinary items           --            --          (.02)           --
                         -----------   -----------   -----------   -----------
         Net income      $       .31   $       .34   $       .90   $       .89
                         ===========   ===========   ===========   ===========
Weighted average common
  and unit voting common
  stock outstanding       17,539,686    13,743,596    17,364,903    13,742,708
                         ===========   ===========   ===========   ===========
Dividends declared and
  paid                   $     .5075   $     .4950   $    1.5225   $    1.4850
                         ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                                 1997                1996
                                            --------------      --------------
Cash flows from operating activities:
 Net income                                 $       15,642      $       12,231
 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation and amortization                     24,505              15,776
  Write-off of assets                                   69                 292
  Provision (recovery) for losses on
    accounts receivable                                663                (199)
  Income from unconsolidated partnerships           (3,514)             (1,387)
  Loss from the Management Company                     389                  --
  Minority interest                                  8,620               6,727
  Deferred lease accrual                             1,755               1,756
  Extraordinary items                                  292                  --
  Other gains                                       (3,673)             (1,328)
  Other, net                                          (703)               (376)
 Other changes in assets and liabilities:
  Interest, rents and other receivables              1,599               1,622
  Deferred expenses and other assets                (1,017)               (410)
  Accounts payable and other liabilities             3,472               2,259
                                            --------------      --------------

    Net cash provided by operating
      activities                                    48,099              36,963
                                            --------------      --------------



















                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                 1997                1996
                                            --------------      --------------
Cash flows from investing activities:
 Additions to investment properties,
   net of change in related payables               (33,748)            (36,805)
 Acquisition of partnership interest               (31,400)             (9,431)
 Acquisition of land parcel                         (3,388)                 --
 Proceeds from the sale of investment
   property, net of selling costs                   16,933                  --
 Proceeds from the sale of development
   parcels, net of selling costs                     2,296               1,909
 Cash distributions from unconsolidated
   partnerships and the Management
   Company                                           4,841               5,546
 Cash contributions to unconsolidated
   partnerships and the Management
   Company                                          (9,218)             (1,367)
 Other, net                                           (812)                257
                                            --------------      --------------
    Net cash used in investing activities          (54,496)            (39,891)
                                            --------------      --------------
Cash flows from financing activities:
 Proceeds from issuance of debt, net of
   issuance costs                                  170,756              50,505
 Proceeds from issuance of Common Stock
   under option plan                                 4,580                 138
 Proceeds from issuance of Unit Voting
   Stock                                             1,938                  --
 Repayment of debt                                (128,103)            (19,800)
 Cash distributions to unitholders                 (11,879)            (10,950)
 Cash distributions to preferred
   unitholders                                      (1,470)                 --
 Dividends paid                                    (26,506)            (20,407)
                                            --------------      --------------
    Net cash provided by (used in)
      financing activities                           9,316                (514)
                                            --------------      --------------

Net increase (decrease) in cash and cash
  equivalents                                        2,919              (3,442)
Cash and cash equivalents at beginning of
  period                                             5,151               7,866
                                            --------------      --------------
Cash and cash equivalents at end of
  period                                    $        8,070      $        4,424
                                            ==============      ==============
Supplemental disclosure of cash flow
information:
 Cash paid for mortgage and other
   interest, net of amounts capitalized     $       22,491      $        9,919
                                            ==============      ==============

          See accompanying notes to consolidated financial statements.

                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1997 AND 1996

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

(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

     The accompanying consolidated financial statements include the accounts of Urban Shopping Centers, Inc. ("Urban"), Urban Shopping Centers, L.P.
(the "Operating Partnership") and all controlled affiliates. As of September 30, 1997, the Company which is the sole general partner of the Operating Partnership, owns an approximate 66.8% interest; JMB Realty Corporation
("JMB Realty"), certain of its affiliates and certain other parties hold limited partnership interests in the Operating Partnership and own an approximate 33.2% minority interest. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Citrus Park Venture, Urban Retail Properties Co. (the "Management Company"), San Francisco Shopping Centre ("San Francisco Centre") and Copley Place Associates, LLC ("Copley Place").

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(1)  BASIS OF PRESENTATION (CONTINUED)

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the nine months ended September 30, 1997 and 1996, the Company incurred interest of $25,154 and $12,676, respectively, and capitalized interest of $1,364 and $2,233, respectively.

     Cash and cash equivalents (which aggregated $8,070 and $5,151 at September 30, 1997 and December 31, 1996, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($7,528 and $2,928 at September 30, 1997 and December 31, 1996, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $301 and $125 at September 30, 1997 and December 31, 1996, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

     ACCOUNTING FOR DERIVATIVES

     The Company uses interest rate swap agreements as part of its interest rate risk management strategy. These off-balance sheet derivatives are classified as synthetic alterations. The criteria that must be satisfied by synthetic alteration accounting are as follows: (i) the liability to be converted has exposure to interest rate risk and (ii) the derivative is designated and effective as a synthetic alteration of the liability.

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

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(2)  ACQUISITIONS (CONTINUED)

years, to make an additional investment in the partnership resulting in the Company owning substantially all of the interests in San Francisco Centre. Concurrent with the investment, a new first mortgage loan of $73,600 was placed on the property, of which $61,350 was funded at closing with the balance of $12,250 to be funded in January 2000. The loan bears effective interest including fees at LIBOR + .62% and matures on July 1, 2002; however, it may be extended for three one-year periods. On July 14, 1997, the Company entered into an eight year interest rate swap agreement thereby fixing the interest rate at an all-in rate of 6.9%. Subsequent to the end of the third quarter, $7,819 was paid down on the outstanding balance of $61,350. The Management Company assumed leasing and management responsibilities at the property at closing. San Francisco Centre, completed in 1989, is a vertical shopping center located in downtown San Francisco containing approximately 500,000 square feet of retail space and is anchored by a 312,000 square foot Nordstrom department store. The center also contains more than 180,000 square feet of mall GLA occupied by approximately 80 specialty retailers and restaurants.

     (b)  Roseville, California

     On June 24, 1997, the Company acquired approximately 95 acres of land in Roseville, California for $2,500 in cash plus the assumption of outstanding obligations of $888. This land is intended to be the site of the Company's next planned regional mall development, tentatively scheduled for completion in the year 2000.

     (c)  Copley Place

     On August 1, 1997, the Company acquired a one-third equity interest in Copley Place Associates LLC (the "LLC") from JMB Realty in a transaction valued at $42,333 paid through the issuance of 1,282,828 units of partnership interest in the Operating Partnership. In connection with the transaction, JMB Realty also purchased 53,451 shares of Unit Voting Stock from the Company for $1,764 in cash. The remaining interest in the LLC is owned by an unaffiliated third party. The Management Company will continue to provide management and leasing services to the property. Concurrent with this transaction, the LLC secured financing in the amount of $195,000 which bears interest at a fixed rate of 7.44% and matures on August 1, 2007. Copley Place, completed in 1984, is a mixed use property containing 369,000 square feet of retail space in a two-level mall, four office towers aggregating 842,000 square feet of office space on seven levels rising above the mall, a three-level, 980-space, below grade parking garage and a two-level, 695-space parking garage located adjacent to the property. The property is located in the Back Bay section of Boston, Massachusetts. The retail area includes a 108,000 square foot Neiman Marcus store, approximately 110 specialty retailers and an eleven-screen movie theatre.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2)  ACQUISITIONS (CONTINUED)

     (d)  Citrus Park Venture

     Prior to August 1, 1997, the Company and the Management Company each owned a 50% economic interest in Citrus Park Venture, which owns a 163 acre land parcel which is the site of the Company's next planned regional mall development project, Citrus Park Town Center, in Tampa, Florida. Construction is proceeding on schedule on the regional mall for a scheduled opening in March 1999. On August 1, 1997, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture from an affiliate of JMB Realty in exchange for 243,513 units of limited partnership interest in the Operating Partnership and 10,146 shares of Unit Voting Stock, valued at $8,212 in the aggregate. Also on August 1, 1997, the Company exercised its option and purchased 68 acres of land adjacent to the site for the regional mall from an affiliate of JMB Realty in exchange for 177,316 shares of Common Stock valued at $5,741. This land was transferred, through sale and contribution, to Citrus Park Venture. This land will be used for the development of a community center, Citrus Park Plaza, scheduled to open in the spring of 1999, and for other commercial uses.


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

        Name                        Property              Company's Ownership
------------------------    -------------------------     -------------------
Water Tower Joint           Water Tower Place,                  55%  (a)
  Venture                     Chicago, IL
Coral-CS/LTD                Coral Square Mall,                  50%
  Associates                  Coral Springs, FL
West Dade County            Miami International Mall,           40%  (b)
  Associates                  Miami, FL
Valencia Town Center        Valencia Town Center,               25%  (c)
  Associates, L.P.            Valencia, CA
Citrus Park Venture         Tampa, FL                           50%  (d)
San Francisco Shopping      San Francisco Centre,
  Centre                      San Francisco, CA                 50%  (e)
Copley Place Associates,    Copley  Place, Boston, MA           33%  (f)
  LLC

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

  (d) On June 23, 1995, the Company acquired a 50% interest in Citrus Park Venture (a development parcel). The Management Company owns the remaining
50% interest in Citrus Park Venture which is subject to a purchase option in favor of the Company. On August 1, 1997, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture. In addition, a bond offering of $26,700 to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit (aggregating approximately $27,050) which supports the bonds.

  (e) On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% interest in San Francisco Shopping Centre.

  (f) On August 1, 1997, the Company acquired a one-third equity interest in Copley Place Associates, LLC.

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships is presented below.
                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Assets:
  Investment properties, net                $      710,890      $      292,829
  Other assets                                      47,432              29,190
                                            --------------      --------------
Less liabilities:
 Mortgage notes payable                            570,641             310,800
 Other liabilities                                  31,111              16,484
                                            --------------      --------------

     Total capital (deficit)                       156,570              (5,265)

Less:  Outside partners' capital                    94,669              15,532
                                            --------------      --------------

     Total investments in unconsolidated
       partnerships                         $       61,901      $      (20,797)
                                            ==============      ==============
Total investments in unconsolidated
 partnerships are presented in the
 accompanying consolidated balance sheets
 as follows:
 Assets - Investments in unconsolidated
   partnerships                             $       99,757      $       15,233
 Liabilities - Investments in
   unconsolidated partnerships                      37,856              36,030
                                            --------------      --------------

                                            $       61,901      $       (20,797)
                                            ==============      ===============

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3) INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

    Summarized financial information for the unconsolidated partnerships - continued

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                            ----------------------------------
                                                 1997                1996
                                            --------------      --------------
Revenues:
 Shopping centers                           $       75,063      $       58,247
 Interest income                                       417                 297
Expenses:
 Shopping centers                                  (34,640)            (26,890)
 Mortgage and other interest and ground
   rent                                            (21,702)            (18,957)
 Depreciation and amortization                     (10,895)             (8,505)
                                            --------------      --------------

     Income before extraordinary item       $        8,243      $        4,192

Extraordinary item                                    (228)                 --
                                            --------------      --------------

     Net income                             $        8,015      $        4,192
                                            ==============      ==============

Company's share of:
 Mortgage and other interest and ground
   rent                                     $       (9,557)     $       (8,062)
 Depreciation and amortization                      (4,635)             (3,438)
 Income before extraordinary item                    3,514               1,387
                                            ==============      ==============

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(4)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1997                1996
                                            --------------      --------------
Assets:
 Investments in land parcels (a)            $       36,263      $       38,391
 Cash, cash equivalents and short-term
   investments                                       1,632               5,443
 Receivables and deferred expenses                  14,602              11,346
                                            --------------      --------------

                                            $       52,497      $       55,180
                                            ==============      ==============

Liabilities:
 Notes payable (b)                          $       70,000      $       70,000
 Accounts payable and other liabilities              4,674               5,095
                                            --------------      --------------
                                                    74,674              75,095
Owners' deficit                                    (22,177)            (19,915)
                                            --------------      --------------

                                            $       52,497      $       55,180
                                            ==============      ==============

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(4)  INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

     Summarized financial information for the Management Company - continued
                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                            ----------------------------------
                                                 1997                1996
                                            --------------      --------------
Revenues                                    $       26,918      $       28,926
                                            --------------      --------------
Expenses:
 Management, leasing and development
   services                                         23,379              23,109
 Mortgage and other interest                         4,273               4,037
 Land parcels                                          258                 276
 Depreciation and amortization                         338                 320
                                            --------------      --------------

                                                    28,248              27,742
                                            --------------      --------------

     Operating income (loss)                        (1,330)              1,184

 Income tax benefit (provision)                        687                (599)
                                            --------------      --------------

     Net income (loss)                      $         (643)     $          585
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

     The Management Company provides management, leasing and development services to certain of the Company's consolidated and unconsolidated investment properties, to affiliated entities and to third parties. During 1995, management contracts for six of the Company's consolidated investment properties were terminated and new management contracts were entered into with the Operating Partnership. In connection therewith, the Operating Partnership entered into a service agreement with the Management Company to provide supervisory services by Management Company personnel at 105% of the Management Company's cost thereof. In the nine months ended September 30, 1997 and 1996, the Management Company received such reimbursements from the Operating Partnership of approximately $885 and $447, respectively. In the nine months ended September 30, 1997 and 1996, management, leasing and development revenues of approximately $5,330 and $7,487, respectively, resulted from services provided to affiliated entities. In addition, the Management Company received reimbursements (at cost) of payroll and other operating expenses from affiliated entities for activities performed on such affiliated entities' behalf. Such reimbursements were approximately $11,812 and $11,061 during the nine months ended September 30, 1997 and 1996, respectively. Additionally, rent expense, including building expenses, paid by the Management Company to affiliates of JMB Realty during the nine months ended September 30, 1997 and 1996 were $585 and $656, respectively.

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

     Subsequent to the end of the quarter, the Company refinanced $140,000 of indebtedness on Oakbrook Center. The new loan was rated AAA/Aaa and bears interest on a floating rate basis at LIBOR +.20% and matures on November 1, 2004. The interest rate was fixed through maturity at 6.12% through the use of an interest rate swap.


(6)  SALE OF INVESTMENT PROPERTY

     On September 18, 1997, the Company sold the Burdines store at Brandon TownCenter to an affiliate of Burdines for $16,933, net of selling expenses and recognized a gain of $1,852 for financial reporting purposes. The store was previously leased by the Company to Burdines.

     In 1996 and through the third quarter of 1997, the Company has completed three outparcel land sales at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $4,181 and has recognized gains of $3,149 for financial reporting purposes.


(7)  TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere)

     Costs and expenses for services provided by the Management Company to the Company's investment properties, including the Company's share of unconsolidated investment properties, were as follows:

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            ----------------------------------
                                                 1997                1996
                                            --------------      --------------
Property management and leasing
  services (a)                              $        2,049      $        2,517
Development services                                 1,004                 842
                                            --------------      --------------
                                            $        3,053      $        3,359
                                            ==============      ==============

                  URBAN SHOPPING CENTERS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(7)  TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere) (CONTINUED)

     (a) Management services of $1,137 and $1,054 for the nine months ended September 30, 1997 and 1996, respectively, provided by the Operating Partnership to certain consolidated investment properties have been eliminated in consolidation.

       The Company has purchase options, until October 2000, with respect to interests in certain improved retail properties in which JMB Partners have an interest. In addition, these interests may not be sold by JMB Partners without first offering such interests to the Company at the lower of the option price or the then fair market value ofsuch property. The Company also has options to purchase certain retail development land parcels from JMB Partners at the lower of fair market value or 110% of allocable cost (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by JMB Partners is subject to a right of first offer in favor of the Company on the same conditions as described above.

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

(9)  SUBSEQUENT EVENT

     On November 5, 1997, the Company contracted to issue $100,000 in cumulative convertible redeemable preferred stock ("Preferred Stock") expected to be issued on or about November 13, 1997. Quarterly dividends on the Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of Common Stock. The Preferred Stock is convertible into Common Stock at the option of the holder, at a conversion price of $33.34 per share anytime after August 1998. After six years the Preferred Stock may be redeemed at the option of the Company for cash.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $11.1 million in the nine months ended September 30, 1997 from the nine months ended September 30, 1996. This increase was primarily attributable to (i) an increase in rental operations as discussed below, (ii) receipt of prepaid rents primarily at Old Orchard and Wolfchase Galleria, (iii) collection of presale rents at Old Orchard, and (iv) gift certificate receipts at Old Orchard, Wolfchase Galleria, and Oakbrook Center (prepaid rents, presale rents, and gift certificates are all included in accounts payable and other liabilities in the accompanying consolidated balance sheets).

     Net cash flows used in investing activities increased $14.6 million in the nine months ended September 30, 1997 from the nine months ended September 30, 1996. This increase was primarily attributable to (i) the purchase of a preferred 50% interest in San Francisco Centre June 17, 1997, (ii) the purchase of land in Roseville, California on June 24, 1997, (iii) an increase in cash contributions to Citrus Park Venture, and (iv) a decrease in cash distributions from Coral Square Mall and Miami International Mall as a result of cash flow being utilized for renovations. These increases were partially offset by (i) a decrease in additions to investment properties due to a decrease in construction activity at Wolfchase Galleria, (ii) the purchase of an additional 18% interest in Miami International Mall in April 1996, (iv) proceeds from the sale of the Burdines store at Brandon TownCenter in September 1997, and (v) an increase in the proceeds from the sale of development parcels at Wolfchase Galleria in 1997 as compared to 1996.

     Net cash flows from financing activities increased $9.8 million in the nine months ended September 30, 1997 from the nine months ended September 30, 1996. This increase was primarily attributable to (i) additional net fundings in 1997 from the Company's line of credit and the loans at Wolfchase Galleria and (ii) an increase in the issuance of common stock and unit voting stock in 1997 as compared to 1996. These increases were partially offset by (i) an increase in the dividends paid as a result of the additional shares of Common Stock issued in the fourth quarter 1996 and the first through third quarter 1997 and the increase in the dividend per share paid in the first quarter
1997 and (ii) an increase in the distributions paid as result of the issuance of common and preferred units in connection with the Company's recent acquisitions and the increase in the distribution per Unit paid in the first quarter 1997.

     At September 30 1997, the Company had cash, cash equivalents and short-term investments of approximately $8.4 million. Such funds are available for working capital requirements, recurring capital expenditures, dividends and distributions to shareholders and limited partners of the Operating Partnership, respectively, and future acquisitions, expansions, renovations and developments.

     On September 4, 1997, Urban paid $8.9 million to shareholders as a dividend of $.5075 per share representing its second quarter 1997 dividend. On September 4, 1997, the Operating Partnership paid $4.5 million to its limited partners as a distribution of $.5075 per Unit representing its second quarter 1997 distribution.

     CAPITALIZATION. At September 30, 1997, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $774.7 million of which $750.4 million is fixed rate debt (including debt fixed through interest rate swap agreements) and $24.3 million is floating rate debt. On August 1, 1997 the Company acquired a one-third equity interest in Copley Place. Concurrent with the acquisition, the LLC secured financing for $195.0 million which bears interest at a fixed rate
of 7.44% and matures on August 1, 2007.   On June 17, 1997, the Company made
an investment in a partnership resulting in a preferred 50% interest in San Francisco Centre. Concurrent with the investment, a new first mortgage loan of $73.6 million was placed on the property, of which $61.4 million was outstanding at September 30, 1997. Subsequent to the end of the third quarter, $7.8 million was paid down on the outstanding balance. The loan bears effective interest including fees at LIBOR + .62% and matures on July
1, 2002; however, it may be extended for three one-year periods. On July 14, 1997, the Company entered into an eight year interest rate swap agreement thereby fixing the interest rate at an all-in rate of 6.9%. On December 18, 1996, the Company acquired Old Orchard subject to $159.8 million in property debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which subsequent to the end of the quarter was extended to December 5, 1997. As of September 30, 1997, no amounts were outstanding on this line of credit. On June 30, 1997, the Company signed an agreement with a lender for $80.0 million of indebtedness secured by Wolfchase Galleria. The loan bears interest at 7.8% and matures on June 30, 2007. In connection with the funding on the new loan, the Company repaid the $41.8 million then outstanding balance on the construction loan at Wolfchase Galleria. On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90.0 million secured, revolving line of credit ("Line"). As of September 30, 1997, $24.3 million was outstanding. On February 10, 1997, the Company refinanced the Water Tower Place $170.0 million of indebtedness. The new loan matures on February 1, 1999; however, it may be extended for two one-year periods.
Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR + 1.500%. To date, the Company entered into six separate unsecured interest rate swap agreements for an aggregate amount of $93.5 million in order to hedge exposure on a portion of its floating rate indebtedness. Subsequent to the end of the quarter, the Company refinanced the Oakbrook Center $140.0 million of indebtedness. The new loan was rated AAA/Aaa and bears interest on a floating rate basis at LIBOR +.20% and matures on November 1, 2004. The interest rate was fixed through maturity at 6.12% through the use of an interest rate swap.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At September 30, 1997, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 47%, as illustrated by the table at the end of Liquidity and Capital Resources. The debt to total market capitalization ratio is based upon the market value of the Common Stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the Common Stock (and the issuance of additional shares of Common Stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

     On November 25, 1996, the Company completed an offering of 3,000,000 shares of Common Stock under a shelf registration declared effective by the Securities and Exchange Commission on April 22, 1996 (for up to $200.0 million). On December 12, 1996, an overallotment option was exercised for an additional 225,000 shares of Common Stock. Net proceeds from the sale of these shares, after underwriter's discount, was $80.6 million. The net proceeds after deducting transaction costs were used to fund a portion of the December 18, 1996 acquisition of Old Orchard and to reduce outstanding borrowings under the Company's Line. The remaining balance outstanding on this shelf registration is $119.4 million.

     On November 5, 1997, the Company contracted to issue $100.0 million in cumulative convertible redeemable preferred stock ("Preferred Stock") expected to be issued on or about November 13, 1997. Quarterly dividends on the Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of Common Stock. The Preferred Stock is convertible into Common Stock at the option of the holder, at a conversion price of $33.34 per share anytime after August 1998. After six years the Preferred Stock may be redeemed at the option of the Company for cash.

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

     CAPITAL INVESTMENTS. On September 18, 1997, the Company sold the Burdines store at Brandon TownCenter to an affiliate of Burdines for total proceeds, net of selling expenses, of $16.9 million and recognized a gain of $1.9 million for financial reporting purposes.

     On August 1, 1997, the Company acquired a one-third equity interest in Copley Place from JMB Realty in a transaction valued at $42.3 million paid through the issuance of 1,282,828 units of partnership interest in the Operating Partnership. In connection with the transaction, JMB Realty also purchased 53,451 shares of Unit Voting Stock from the Company for $1.8 million in cash. The remaining interest in the LLC is owned by an unaffiliated third party. The Management Company will continue to provide management and leasing services to the property. Concurrent with this transaction, the LLC secured financing in the amount of $195.0 million which bears interest at a fixed rate of 7.44% and matures on August 1, 1997. Copley Place, completed in 1984, is a mixed use property containing 369,000 square feet of retail space in a two-level mall, four office towers aggregating 842,000 square feet of office space on seven levels rising above the mall, a three-level, 980-space, below grade parking garage and a two-level, 695-space parking garage located adjacent to the property. The property is located in the Back Bay section of Boston, Massachusetts. The retail area includes a 108,000 square foot Neiman Marcus store, approximately 110 specialty retailers and an eleven-screen movie theatre.

     On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% interest in San Francisco Centre for $31.4 million in cash. Concurrent with the investment, a new first mortgage loan of $73.6 million was placed on the property, of which $61.4 million was outstanding at September 30, 1997. Subsequent to the end of the quarter, $7,819 was paid down on the outstanding balance. San Francisco Centre is a vertical shopping center located in downtown San Francisco. San Francisco Centre contains approximately 500,000 square feet of retail space and is anchored by a 312,000 square foot Nordstrom department store. The center also contains more than 180,000 square feet of mall GLA occupied by approximately 80 specialty retailers and restaurants.

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

     The Company's newest super-regional mall development, Wolfchase Galleria, in Memphis, opened on February 26, 1997. The anchor tenants are Dillard's, Goldsmiths's (a division of Federated Department Stores, Inc.), JCPenney and Sears. Wolfchase Galleria also contains approximately 120 retailers, restaurants, a food court, a major entertainment complex and approximately 5,450 parking spaces. Wolfchase Galleria was approximately 94% leased at opening. The Company has also sold five outparcels at Wolfchase Galleria to users that the Company believes add to the mall's overall appeal to shoppers in the Memphis retail market. As of September 30, 1997, net proceeds from the sale of these outparcels totaled $7.0 million. The Company also signed an agreement with Bed Bath and Beyond to lease a building that the Company constructed under a build to suit lease on an outparcel and which opened on September 3, 1996. There are approximately 25 acres of outparcel land remaining at Wolfchase Galleria for future sale or development. Total costs of $94.7 million have been incurred as of September 30, 1997, for the acquisition of land (including outparcels) and subsequent development of Wolfchase Galleria and Bed Bath and Beyond, of which $8.9 million is included in land, $84.4 million is included in buildings and improvements and equipment, furniture and fixtures and the remainder is included in construction in progress in the accompanying consolidated balance sheet.

     The Company's next planned development project after Wolfchase Galleria is the 1.2 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Burdines, Dillard's, JCPenney and Sears have agreed to be anchor stores for the project. Ground has been broken for Citrus Park and construction is proceeding on schedule for a scheduled opening in March of 1999. In addition, a 450,000 square foot community center opposite the regional mall, Citrus Park Plaza, is tentatively scheduled to open in the spring of 1999. Prior to August 1, 1997, the Company and the Management Company each owned a 50% economic interest in Citrus Park Venture, which owns a 163 acre land parcel which is the site for the regional mall. On August
1, 1997, the Company acquired rights to the remaining 50% economic interest in Citrus Park Venture from an affiliate of JMB Realty in exchange for 243,513 units of limited partnership interest in the Operating Partnership and 10,146 shares of Unit Voting Stock, valued at $8.2 million in the aggregate. Also on August 1, 1997, the Company exercised its option and purchased 68 acres of land adjacent to the site for the regional mall from an affiliate of JMB Realty in exchange for 177,316 shares of Common Stock valued at $5.7 million. This land was then sold and contributed down to Citrus Park Venture. This land will be used for development of a community center, Citrus Park Plaza, scheduled to open in the fall of 1998, and for other commercial uses. In addition, a bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996.
 The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit (aggregating $27.1 million) which supports the bonds.

     On September 18, 1997, the Company filed an additional shelf registration with the Securities and Exchange Commission declared effective on October 20, 1997, covering an aggregate public offering price, of Preferred Stock and Common Stock, of up to $250.0 million. The Company intends to use proceeds from any such offerings for general corporate purposes, which may include acquisition and development of regional malls and community centers, capital improvements to existing properties and repayment of certain then outstanding secured or unsecured indebtedness.

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

                                                   100%
                                                 BALANCE               PRO RATA
                                                    OF                 SHARE OF
($000's omitted,                     ANNUAL      MORTGAGE              MORTGAGE
 except share          MATURITY     INTEREST      NOTES     OWNERSHIP   NOTES
  amounts)               DATE         RATE       PAYABLE    INTEREST   PAYABLE
-------------------------------------------------------------------------------
Consolidated
Entities:
 Old Orchard          Sep. 2000     8.5269%(1)  $ 158,889    100.0%  $  158,889
 Oakbrook Center      Oct. 2000     6.0751%(2)    140,000    100.0%     140,000
 MainPlace            Oct. 1998     5.4066%        80,000    100.0%      80,000
 Operating
   Partnership        Apr. 2000(3)  6.4750%(3)     24,300    100.0%      24,300
 Wolfchase Galleria   Jun. 2007     7.8000%        79,888    100.0%      79,888
-------------------------------------------------------------------------------
                                                  483,077               483,077

Unconsolidated
Entities: (4)
 Water Tower Place    Feb. 1999(5)       (5)      170,000     55.0%      93,500
 Coral Square Mall    Dec. 2000     7.4000%        53,300     50.0%      26,650
 Miami International
   Mall               Dec. 2003     6.9100%        47,135     40.0%      18,854
 San Francisco
   Centre             Jul. 2002(6)  6.9045%        61,350     50.0%      30,675
 Copley Place         Aug. 2007     7.4400%       194,854     33.3%      64,951
 Management Company   Aug. 2001     7.5400%        51,000     95.0%      48,450
 Management Company   Sep. 2001     7.0000%         9,000     95.0%       8,550
-------------------------------------------------------------------------------
                                                                        291,630
-------------------------------------------------------------------------------
Company debt                                                         $  774,707
-------------------------------------------------------------------------------
Convertible preferred
 units                                                               $   28,000
-------------------------------------------------------------------------------
Market value of equity
 interests as of September
 30, 1997, based upon
 26,427,963 shares/Units
 at $32.00 per share                                                 $  845,695
-------------------------------------------------------------------------------
Total market
 capitalization                                                      $1,648,402
-------------------------------------------------------------------------------
Company debt to total
 market capitalization                                                      47%
-------------------------------------------------------------------------------

  (1) Mortgage consists of two notes, one with a balance of $104.3 million which bears interest at 9.09% and a second with a balance of $54.5 million which bears interest at 7.45%. Interest rate shown is a weighted average.

  (2) Of the $140.0 million of total debt, $58.0 million is subject to a fixed rate of 5.856% and $82.0 million is subject to a fixed rate of 6.23%. Interest rate shown is a weighted average. Subsequent to the end of the quarter, the Oakbrook Center indebtedness was refinanced. The new loan bears interest at a fixed rate of 6.12% (thru an interest rate swap agreement) and matures on November 1, 2004.

  (3) Represents $24.3 million outstanding under the Company's $90.0 million secured revolving line of credit. The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is subject to a floating rate of .85% over LIBOR which was reduced from 1.42% over LIBOR during the second quarter of 1997. In addition, the original maturity date was extended from July 31, 1998 to April 30, 2000.

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

  (6) Loan matures on July 1, 2002; however, it may be extended for three one-year periods. Subsequent to the end of the quarter, $7.8 million was paid down on the outstanding balance of $61.4 million.

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

                               THREE MONTHS ENDED         NINE  MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                         -------------------------   -------------------------
                             1997          1996         1997           1996
                         -----------   -----------   -----------   -----------
Income before minority
  interest and
  extraordinary items    $     8,470   $     7,181   $    24,554   $    18,958
Plus depreciation and
  amortization                 8,883         4,813        22,622        14,274
Plus the Company's
  share of depreciation
  and amortization from
  unconsolidated
  partnerships and the
  Management Company           2,077         1,077         4,324         3,139
Less preferred unit
  distribution                  (490)           --        (1,470)           --
                         -----------   -----------   -----------   -----------

  Total funds from
    operations           $    18,940   $    13,071   $    50,030   $    36,371
                         ===========   ===========   ===========   ===========

Company's share of
  funds from
  operations (a)         $    12,861   $     8,506   $    34,741   $    23,670
                         ===========   ===========   ===========   ===========


    (a) Based upon a weighted average of 25,829,715 and 25,006,649 common shares and units outstanding for the three and nine months ended September 30, 1997, respectively and 21,117,570 and 21,116,434 for the three and nine months ended September 30, 1996. Total common shares and units outstanding at September 30, 1997 and 1996, were 26,427,963 and 21,122,526, respectively.


  FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:
                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                         -------------------------   -------------------------
                             1997          1996          1997          1996
                         -----------   -----------   -----------   -----------
Total funds from
  operations             $    18,940   $    13,071   $    50,030   $    36,371
Plus non-cash effect of
  Oakbrook Center
  straight-lined ground
  rent and related
  interest                       837           797         2,488         2,369
Plus (less) adjustment
  to reflect actual cash
  received from the
  Management Company              (9)          (32)          313          (128)
Plus write-off of
  assets (a)                      47           167            69           292
Less straight-line rent
  adjustments (a)                (53)         (199)         (799)         (534)
                         -----------   -----------   -----------   -----------
Total funds available
  for distribution
  including other gains       19,762        13,804        52,101        38,370

Less other gains              (1,852)         (608)       (3,673)       (1,328)
                         -----------   -----------   -----------   -----------
Total funds available
  for distribution
  excluding other gains  $    17,910   $    13,196   $    48,428   $    37,042
                         ===========   ===========   ===========   ===========
Company's share of
  funds available for
  distribution
  including
  other gains (b)        $    13,419   $     8,983   $    36,180   $    24,971
                         ===========   ===========   ===========   ===========
Company's share of
  funds available for
  distribution
  excluding
  other gains (b)        $    12,162   $     8,588   $    33,629   $    24,107
                         ===========   ===========   ===========   ===========

 (a)  Includes the Company's share of unconsolidated partnerships.

 (b) Based upon a weighted average of 25,829,715 and 25,006,649 common shares and units outstanding for the three and nine months ended September 30, 1997, respectively and 21,117,570 and 21,116,434 for the three and nine months ended September 30, 1996. Total common shares and units outstanding at September 30, 1997 and 1996, were 26,427,963 and 21,122,526, respectively.

     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 14.2% to $466 million in the three months ended September 30, 1997 from $409 million in the three months ended September 30, 1996. Mall tenant sales (excluding anchors and movie theaters) have increased 17.6% to $354 million in the three months ended September 30, 1997 from $301 million in the same period for 1996. Comparable reported mall tenant sales increased 3.1% in the nine months ended September 30, 1997 compared to the same period for 1996. Sales per square foot for the rolling twelve months ended September 30, 1997 were $370 compared to $351 for the twelve months ended June 30, 1997 and $347 for the twelve months ended September 30, 1996. Excluding recent acquisitions (Old Orchard, San Francisco Centre and Copley Place), sales per square foot for the rolling twelve months ended September 30, 1997 were $355. All sales per square foot figures exclude Wolfchase Galleria. Sales per square foot were calculated in accordance with the International Council of Shopping Centers definition.

     OCCUPANCY. The mall GLA was 91.5% occupied at September 30, 1997 as compared to 91.5% at June 30, 1997 and 89.0% at September 30, 1996. The mall GLA was 94.3% leased at September 30, 1997.


     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Shopping center revenues increased $38.5 million, to $107.8 million in the nine months ended September 30, 1997 from $69.3 million in the nine months ended September 30, 1996. This increase was primarily attributable to the increase in shopping center revenues at Old Orchard, Wolfchase Galleria, Penn Square Mall, Brandon TownCenter, and Oakbrook Center. Minimum rents and recoveries increased as a result of the Company's acquisition of Old Orchard on December 18, 1996. Minimum rents and recoveries increased at Wolfchase Galleria as a result of its opening on February 26, 1997. Minimum rents increased at Penn Square Mall, Brandon TownCenter, and Oakbrook Center as a result of an increase in average occupancy and rents in 1997.

     Shopping center expenses, including depreciation and amortization, increased $22.6 million to $61.4 million in the nine months ended September 30, 1997 from $38.8 million in the same period for 1996. This increase was primarily attributable to an increase in shopping center expenses, including depreciation and amortization as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     Mortgage and other interest increased $13.4 million to $23.8 million in the nine months ended September 30, 1997 from $10.4 million in the same period for 1996. This increase was primarily attributable to an increase in interest expense as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     General and administrative expenses increased $.4 million to $2.4 million in the nine months ended September 30, 1997 from $2.0 million in the same period for 1996 as a result of additional compensation related to the Company's Incentive Unit Program.

     Income from unconsolidated partnerships increased $2.1 million to $3.5 million in the nine months ended September 30, 1997 from $1.4 million in the same period for 1996. This increase was primarily attributable to (i) a decrease in interest expense at Water Tower Place as a result of the February 10, 1997 refinancing and (ii) the purchase of an additional 18% interest in Miami International Mall on April 1, 1996.

     Income from the Management Company decreased $1.0 million to a $.4 million loss in the nine months ended September 30, 1997 from $.6 million in income in the same period for 1996. This decrease was primarily attributable to a decrease in management fees resulting from the net decrease in management contracts, including Old Orchard, which subsequent to the Company's acquisition on December 18, 1996, is being managed by the Operating Partnership, and an increase in interest expense as a result of the $9.0 million of indebtedness accruing interest at 7.0% commencing in late May 1996; partially offset by a decrease in income taxes as a result of the decrease in operating income.

     Other gains of $3.7 million for the nine months ended September 30, 1997 represent (i) the $1.8 million gain relative to the sale of outparcels of land at Wolfchase Galleria during the second quarter of 1997 and (ii) the $1.9 million gain relative to the sale of the Burdines store at Brandon TownCenter during the third quarter of 1997. Other gains of $1.3 million for the nine months ended September 30, 1996 represent the gains on sale of outparcels of land at Wolfchase Galleria.

     The extraordinary items (net of minority interest) of $.3 million in 1997 resulted from the write-off of deferred expenses and loan fees related to
(i) repayment of debt at Water Tower Place and (ii) repayment of the construction loan at Wolfchase Galleria.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Shopping center revenues increased $13.4 million to $37.4 million in the three months ended September 30, 1997 from $24.0 million in the three months ended September 30, 1996. This increase was primarily attributable to the increase in shopping center revenues at Old Orchard, Wolfchase Galleria, Penn Square Mall and Oakbrook Center. Minimum rents and recoveries increased as a result of the Company's acquisition of Old Orchard on December 18, 1996. Minimum rents and recoveries from tenants increased at Wolfchase Galleria as a result of its opening on February 26, 1997. Minimum rents increased at Penn Square Mall and Oakbrook Center as a result of an increase in average occupancy and rents in 1997.

     Shopping center expenses, including depreciation and amortization, increased $8.8 million to $22.0 million in the three months ended September 30, 1997 from $13.2 million in the same period for 1996. This increase was primarily attributable to an increase in shopping center expenses, including depreciation and amortization, as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     Mortgage and other interest increased $5.2 million to $8.7 million in the three months ended September 30, 1997 from $3.5 million in the same period for 1996. This increase was primarily attributable to an increase in interest expense as a result of the Company's acquisition of Old Orchard on December 18, 1996 and at Wolfchase Galleria as a result of its opening on February 26, 1997.

     General and administrative expenses increased $.1 million to $.7 million in the three months ended September 30, 1997 from $.6 million in the same period for 1996 as a result of additional compensation related to the Company's Incentive Unit Program.

     Income from unconsolidated partnerships increased $.8 million to $1.3 million in the three months ended September 30, 1997 from $.5 million in the same period for 1996. This increase was primarily attributable to the a decrease in interest expense at Water Tower Place as a result of the February 10, 1997 refinancing.

     Other gains of $1.9 million for the three months ended September 30, 1997 represent the sale of the Burdines store at Brandon TownCenter during the third quarter 1997. Other gains of $.6 million for the three months ended September 30, 1996 represent the gain on the sale of an outparcel of land at Wolfchase Galleria during the third quarter of 1996.

     ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     During the first half of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earning Per Share." The statement requires the presentation of basic and diluted earnings per share for companies with other than simple capital structures. The statement is effective for financial statements for both interim and annual periods ending after December 31, 1997 and early application is not permitted. For the three and nine months ended September 30, 1997 basic and diluted income per share would have approximated income per common and unit voting common share (as presented in the accompanying statements of operations).

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


                        URBAN SHOPPING CENTERS, INC.


                      By:    ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  November 12, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             ADAM S. METZ
                             Executive Vice President, Chief
                             Financial Officer, Treasurer,
                             Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  November 12, 1997