Form 10-K
period 1997-12-31
URBAN SHOPPING CENTERS INC
filed 1998-03-27
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-K


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1997.

The $250.00 filing fee was paid by wire transfer on March 23, 1998.

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

  For the fiscal year                            Commission File Number 1-12278
ended December 31, 1997

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

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                     which registered
-------------------                                  ------------------------
Common Stock, $.01 Par Value                         New York Stock Exchange
                                                     Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No
                                                    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K
                            -----

As of March 24, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $503,078,000, based upon the closing price ($32 3/8) on the New York Stock Exchange composite tape on such date.

As of March 24, 1998, there were outstanding 17,335,494 shares of the registrant's Common Stock and 407,935 shares of the registrant's Unit Voting Common Stock.

Portions of the registrant's 1997 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting to be held in 1998 are incorporated by reference into Part III.

                        TABLE OF CONTENTS



                                                                     Page
                                                                     ----
PART I

Item  1.   Business                                                    1

Item  2.   Properties                                                  9

Item  3.   Legal Proceedings                                          15

Item  4.   Submission of Matters to a Vote of Security Holders        15


PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters                                        15

Item  6.   Selected Financial Data                                    15

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        15

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Rate                                                15

Item  8.   Financial Statements and Supplementary Data                16

Item  9.   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure                        16


PART III

Item 10.   Directors and Executive Officers of the Registrant         17

Item 11.   Executive Compensation                                     17

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                 17

Item 13.   Certain Relationships and Related Transactions             17


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                18


SIGNATURES                                                            24

                             PART I

ITEM 1.  BUSINESS

   THE COMPANY

   Urban Shopping Centers, Inc. (the "Company") is in the business of owning, acquiring, managing, leasing, developing and redeveloping super-regional and regional malls located throughout the United States. Substantially all of the Company's assets and interests in investment properties (the "Properties") are held by, and substantially all of its operations are conducted through, Urban Shopping Centers, L.P. (the "Operating Partnership").

   On November 13, 1997, in connection with the Company's acquisitions of Fox Valley Center and Hawthorn Center, the Company issued $100,000,000 in cumulative convertible redeemable preferred stock ("Preferred Stock") with a liquidation preference of $33.34 per share. Quarterly dividends on the Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Preferred Stock is convertible. The Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $33.34 per share (subject to antidilution adjustments) at anytime after August 1998. After six years the Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $33.34 per share. In December 1996, the Company completed a public offering of 3,225,000 common shares at $25.50 per share. Net proceeds from the sale of these shares, after underwriter's discount, was $80,625,000. These proceeds were used in part for the Old Orchard acquisition of Old Orchard Center. In addition, in connection with the acquisition, the Company issued $28,000,000 of preferred units in the Operating Partnership with a liquidation preference of $27.50 per unit. The preferred units have a distribution rate of 7%, a redemption price of $27.50 per unit and a conversion price of $27.50 per unit to common units which in turn are convertible to common stock. After seven years the preferred units may be redeemed at the option of the Company for cash or may be converted at the option of the holder into common units.

   As of December 31, 1997, the Company, which is the sole general partner of the Operating Partnership, owns approximately 66.8% of the common units ("Units") in the Operating Partnership; JMB Realty Corporation ("JMB Realty") and certain of its affiliates ("JMB Partners") and certain other parties own limited partnership interests in the Operating Partnership representing approximately 33.2% of the Units and also own $28,000,000 of preferred units which are convertible to Units. Each Unit may be exchanged for one share of common stock. In general, for financial reporting purposes, the net profits and losses of the Operating Partnership are allocated to the general and limited partners in accordance with their percentage ownership. The Company operates as a real estate investment trust ("REIT") for Federal income tax purposes.

   The Company has a preferred stock investment in Urban Retail Properties Co.(the "Management Company") and is generally entitled to 95% of the distributions, profits and losses from the Management Company's management, leasing and development business and 5% of the net distributions, profits and losses from certain land parcels owned by the Management Company.

   THE REGIONAL MALL BUSINESS

   There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of generally less than 100,000 square feet of GLA ("community centers") to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this report, the term
"regional malls" refers to both regional and super-regional shopping centers and the term "Regional Malls" refers to the Company's fourteen operating regional malls at December 31, 1997. The term "Community Centers" refers to the Company's three operating community centers and the term "Properties" refers to the Regional Malls and the Community Centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores
(other than anchors) that are typically specialty retailers and lease space in shopping centers.

   BUSINESS OF THE COMPANY

   A discussion of the business of the Company is hereby incorporated by reference to the discussion appearing on pages 1 through 7, 9 and 11 of the Company's 1997 annual report to shareholders (the "Annual Report") under the captions "To Our Shareholders," "Recognizing Opportunity," "Expanding our Vision of Excellence," "Improving Our Existing Portfolio," "Creating New Concepts," "Realizing Success" and "Planning for the Future."

   THE MANAGEMENT COMPANY BUSINESS

   A discussion of the Management Company business is hereby incorporated by reference to the discussion appearing on pages 1, 8 and 10 of the Annual Report under the captions "To Our
Shareholders - Third party business," "Pursuing New Business" and
"Broadening Our Horizons."

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

   Anchors in the Regional Malls occupy approximately 9.1 million square feet of GLA (approximately 61.1% of total GLA of the Regional Malls) and accounted for approximately 9.4% of total shopping center revenues of the Regional Malls in 1997. The table on the following page summarizes the square footage owned and leased by anchors in the Regional Malls at December 31, 1997:

                                   ANCHOR      ANCHOR
                        NUMBER      GLA         GLA                    PERCENT
                          OF       OWNED       OWNED        TOTAL        OF
                        ANCHOR       BY          BY        ANCHOR       TOTAL
PARENT/ANCHOR           STORES     ANCHOR      COMPANY       GLA         GLA
--------------         --------   ---------   ---------   ---------   ---------
SEARS, ROEBUCK AND CO.
 Sears                        8   1,348,202     246,877   1,595,079       10.8%

DAYTON HUDSON
CORPORATION
 Marshall Field's             5   1,277,002     288,802   1,565,804       10.6%

FEDERATED DEPARTMENT
STORES, INC.
 Burdines                     5     631,128          --     631,128        4.2%
 Macy's                       1     225,000          --     225,000        1.5%
 Bloomingdale's               1          --     200,000     200,000        1.4%
 Goldsmith's                  1     180,000          --     180,000        1.2%
                       --------   ---------   ---------    --------   ---------
    Total                     8   1,036,128     200,000   1,236,128        8.3%

J.C. PENNEY CO., INC.
 JCPenney                     8     937,547     266,960    1,204,507       8.1%

THE MAY DEPARTMENT
STORES COMPANY
 Foley's                      1     160,000          --      160,000       1.1%
 Lord & Taylor                3          --     340,867      340,867       2.3%
 Robinsons-May                3          --     425,498      425,498       2.8%
                       --------   ---------   ---------     --------  ---------
      Total                   7     160,000     766,365      926,365       6.2%

DILLARD DEPARTMENT
STORES, INC.
 Dillard's                    6     621,131     240,925      862,056       5.8%

NORDSTROM, INC.
 Nordstrom                    4     312,000     570,536      882,536       5.9%

MONTGOMERY WARD & CO.
 Montgomery Ward              1          --     163,893      163,893       1.1%

THE NEIMAN MARCUS GROUP
 Neiman Marcus                2          --     216,431      216,431       1.5%

SAKS HOLDINGS, INC.
 Saks Fifth Avenue            2          --     196,103      196,103       1.3%








                                   ANCHOR      ANCHOR
                        NUMBER      GLA         GLA                    PERCENT
                          OF       OWNED       OWNED        TOTAL        OF
                        ANCHOR       BY          BY        ANCHOR       TOTAL
PARENT/ANCHOR           STORES     ANCHOR      COMPANY       GLA         GLA
--------------         --------   ---------   ---------   ---------   ---------
CARSON PIRIE SCOTT
& CO.
 Carson Pirie Scott           2     219,003          --     219,003        1.5%
                       --------   ---------   ---------   ---------   ---------

    Totals                   53   5,911,013   3,156,892   9,067,905       61.1%
                       ========   =========   =========   =========   =========


   MAJOR TENANTS

   Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Regional Malls. In addition to enhancing a regional mall's popularity with shoppers, tenants affiliated with national chains help regional malls lease space by attracting many local and regional tenants.

   Ten major national retail chains which had stores open and operating at December 31, 1997 accounted for 28.2% of the Mall GLA in the Regional Malls at December 31, 1997 and 22.7% of 1997 minimum rent of the Regional Malls. The largest of these chains, in terms of square footage and rent received, is The Limited, Inc., which, through all of its subsidiaries, accounted for 10.5% of the Mall GLA in the Regional Malls at December 31, 1997 and 7.8% of 1997 minimum rent of the Regional Malls. No other of these chains accounted for more than 3.2% of the Mall GLA in the Regional Malls at December 31, 1997 or 3.7% of 1997 minimum rent of the Regional Malls.

   The following table summarizes the square feet leased by the ten major national retail chains in the Regional Malls at December 31, 1997:


                                                               COMPANY'S
                                    TOTAL                    PRO RATA SHARE
                       --------------------------------   -------------------
                                               PERCENT                PERCENT
                        NUMBER                    OF                     OF
                          OF        STORE        MALL      STORE        MALL
PARENT/STORE            STORES       GLA         GLA        GLA         GLA
------------           --------   ---------   ---------   --------   ---------
THE LIMITED, INC.
 Express                     13     183,584        3.2%    154,884        3.3%
 Lane Bryant                 10      70,683        1.2%     58,474        1.2%
 Lerner New York             10     103,288        1.8%     84,525        1.8%
 Limited                     13     162,510        2.8%    137,939        2.9%
 Limited Too                  7      27,006         .5%     23,602         .5%
 Structure                    9      59,936        1.0%     44,889         .9%
                       --------   ---------   ---------   --------   ---------
    Total                    62     607,007       10.5%    504,313       10.6%

THE GAP, INC.
 Banana Republic              7      49,958         .9%     43,052         .9%
 Gap                         10      63,487        1.1%     43,119         .9%
 Gap & GapKids                3      35,081         .6%     35,081         .8%
 Baby Gap                     2       4,020         .1%      3,246         .1%
 GapKids                      8      32,887         .5%     25,827         .5%
                       --------   ---------   ---------   --------   ---------
    Total                    30     185,433       3.2%     150,325        3.2%

WOOLWORTH CORPORATION
 Afterthoughts                3       3,113        .1%       2,612         .1%
 Athletic X-Press             1       2,500        .1%       1,000          0%
 Carimar                      1         800         0%           0          0%
 Champs Sports                7      35,845        .6%      25,523         .6%
 Foot Locker                 11      58,844       1.0%      49,218        1.1%
 Going to the Game!           2       3,250        .1%         800          0%
 Kids Foot Locker             4       7,509        .1%       5,874         .1%
 Kinney                       4      13,089        .2%      10,589         .2%
 Lady Foot Locker             9      15,439        .3%      11,118         .2%
 Randy River                  1       2,361         0%       2,361          0%
 The San Francisco
   Music Box Company          7       7,229        .1%       5,609         .1%
                       --------   ---------  ---------    --------   ---------
    Total                    50     149,979       2.6%     114,704        2.4%

INTIMATE BRANDS, INC.
 Bath & Body Works            5      15,239        .3%      13,010         .3%
 Cacique                      2       8,097        .1%       8,097         .2%
 Victoria's Secret           14      97,409       1.7%      73,628        1.5%
                       --------   ---------  ---------    --------   ---------
    Total                    21     120,745       2.1%      94,735        2.0%

SPIEGEL, INC.
 Eddie Bauer                 10     120,547       2.1%      111,704       2.4%



                                                              COMPANY'S
                                    TOTAL                   PRO RATA SHARE
                       --------------------------------  -------------------
                                               PERCENT                PERCENT
                        NUMBER                    OF                     OF
                          OF        STORE        MALL      STORE        MALL
PARENT/STORE            STORES       GLA         GLA        GLA         GLA
------------           --------   ---------   ---------  ---------   ---------
ABERCROMBIE & FITCH,
INC.
 Abercrombie & Fitch          9     108,834        1.9%     93,695        2.0%

BARNES & NOBLE, INC.
 B. Dalton Bookseller         3      14,068         .2%      8,808         .2%
 Barnes & Noble               3      85,341        1.5%     85,341        1.8%
 Software Etc.                1       1,247          0%      1,247          0%
                       --------   ---------   ---------  ---------   ---------
    Total                     7     100,656        1.7%     95,396        2.0%

CRATE & BARREL, INC.
 Crate & Barrel               5      86,067        1.5%     80,058        1.7%

WILLIAMS-SONOMA, INC.
 Pottery Barn                 3      47,905         .9%     47,905        1.0%
 Williams Sonoma              5      25,290         .4%     18,298         .4%
                       --------   ---------   ---------  ---------   ---------
    Total                     8      73,195        1.3%     66,203        1.4%

CASUAL CORNER GROUP,
INC.
 August Max Woman             1       2,693         .1%      1,482         .0%
 Casual Corner               10      51,834         .9%     43,115         .9%
 Petite Sophisticate          6      16,852         .3%     14,352         .3%
                       --------   ---------   ---------  ---------   ---------
    Total                    17      71,379        1.3%     58,949        1.2%
                       --------   ---------   ---------  ---------   ---------

    Totals                  219   1,623,842       28.2%  1,370,082       28.9%
                       ========   =========   =========  =========    ========


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

   EMPLOYEES

   At December 31, 1997, the Company, the Operating Partnership and the Management Company employed a total of 1,964 persons. The Management Company employs substantially all of the professional employees that are currently engaged in the management, leasing and development businesses, and certain of the professionals engaged in asset management and administration.

   COMPETITION

   All of the Properties are located in developed retail and commercial areas. There may be other neighborhood and community shopping centers within a five-mile radius of each of the Community Centers. In addition, with respect to most of the Regional Malls, there are one or more regional malls within a fifteen-mile radius. Certain of the Regional Malls are located near, and may compete with, certain regional malls owned by third parties managed by the Management Company or owned by JMB Partners and certain other parties or their affiliates; in addition, certain retailers are contractually restricted from operating at competing malls.

   INFLATION

   Inflation has remained relatively low during the past three years and has not had a significant impact on the Company. Substantially all of the tenants' leases contain provisions designed to protect the Company from the impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates periodically during the terms of the leases. In addition, certain of the leases are for terms of less than 10 years which may enable the Company to replace existing leases with new leases at higher base and/or percentage rentals if rents of the existing leases are below then-existing market rates. Substantially all of the leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. However, inflation may have a negative impact on some of the Company's other operating expenses. Interest and general and administrative expenses may be adversely affected by inflation as these specified costs could increase at a rate higher than rents.
Also, for tenant leases with stated periodic rent increases, inflation may have a negative effect as the stated rent increases in these leases could be lower than the increase in inflation at any given time.

Item 2.  Properties

   The following table sets forth certain information relating to the Properties at December 31, 1997.

                                                             OWNERSHIP
                                                               BY THE
                                                              COMPANY    FEE,
                                                                AND     GROUND
                                                     YEAR    OPERATING  OR AIR
   PROPERTY/                           TOTAL GLA/   OPENED/   PARTNER-  RIGHTS
LOCATION(1)(2)        ANCHORS        MALL GLA (3)  EXPANDED     SHIP    LEASE
---------------  -----------------  -------------  --------  --------  -------
REGIONAL MALLS:

OAKBROOK CENTER  Lord & Taylor        2,014,962/     1962/     100.0%  Ground
Oak Brook, IL    Marshall Field's       832,384      1973,             Lease(4)
(Chicago         Neiman Marcus                       1981,
metropolitan     Nordstrom                           1987,
area)            Saks Fifth                          1991
                   Avenue
                 Sears

OLD ORCHARD      Bloomingdale's       1,711,821/     1956/     100.0%  Fee
CENTER           Lord & Taylor          648,104      1994
Skokie, IL       Marshall Field's
(Chicago         Nordstrom
metropolitan     Saks Fifth Avenue
area)

FOX VALLEY       Carson Pirie         1,432,392/     1975/     100.0%  Fee
CENTER (5)        Scott                 563,907      1988,
Aurora, IL       JCPenney                            1996
(Chicago         Marshall Field's
metropolitan     Sears
area)

HAWTHORN         Carson Pirie         1,233,761/     1972/     100.0%  Fee
CENTER (6)        Scott                 504,380      1989,
Vernon Hills, IL JCPenney                            1994,
(Chicago         Marshall Field's                    1997
metropolitan     Sears
area)

CITRUS PARK      Burdines             1,100,000/   Scheduled
TOWN CENTER(7)   Dillard's              460,000      March     100.0%  Fee
Tampa, FL        JCPenney                            1999
                 Sears

MAINPLACE        Macy's               1,116,385/     1987/     100.0%  Fee
Santa Ana, CA    Nordstrom              455,885      1991
(Los Angeles/    Robinsons-May
Orange County    (2 stores)
metropolitan
area)

                                                             OWNERSHIP
                                                               BY THE
                                                              COMPANY    FEE,
                                                                AND     GROUND
                                                     YEAR    OPERATING  OR AIR
   PROPERTY/                           TOTAL GLA/   OPENED/   PARTNER-  RIGHTS
LOCATION(1)(2)        ANCHORS        MALL GLA (3)  EXPANDED     SHIP    LEASE
---------------  -----------------  -------------  --------  --------  -------
REGIONAL MALLS:
(cont'd.)

WOLFCHASE        Dillard's            1,086,622/     1997      100.0%  Fee
GALLERIA (8)     Goldsmith's            389,286
Memphis, TN      JCPenney
                 Sears

PENN SQUARE      Dillard's            1,074,816/     1960/     100.0%  Ground
MALL             (2 stores)             384,998      1981,             Lease(9)
Oklahoma City,   Foley's                             1988,
OK               JCPenney                            1995
                 Montgomery Ward

BRANDON          Burdines               980,431/     1995      100.0%  Fee
TOWNCENTER       Dillard's              360,716
Brandon, FL      JCPenney
(Tampa           Sears
metropolitan
area)

MIAMI            Burdines               973,280/     1982/     40.0%   Fee
INTERNATIONAL    (2 stores)             289,972      1992
MALL             Dillard's
Miami, FL        JCPenney
                 Sears

CORAL SQUARE     Burdines               941,473/     1984/     50.0%   Fee
MALL             (2 stores)             293,329      1989
Coral Springs,   Dillard's
FL               JCPenney
(Miami/Fort      Sears
Lauderdale
metropolitan
area)

WATER TOWER      Lord & Taylor          727,497/     1976/     55.0%   Fee
PLACE            Marshall Field's       311,825      1983,
Chicago, IL                                          1991

VALENCIA         JCPenney               675,405/     1992      25.0%   Ground
TOWN CENTER      Robinsons-May          282,486                (10)    Lease(11)
Valencia, CA     Sears
(Los Angeles
metropolitan
area)

SAN FRANCISCO    Nordstrom              495,280/     1988      50.0%   Ground
SHOPPING                                183,280                        Lease(13)
CENTRE (12)
San Francisco, CA

                                                             OWNERSHIP
                                                               BY THE
                                                              COMPANY    FEE,
                                                                AND     GROUND
                                                     YEAR    OPERATING  OR AIR
   PROPERTY/                           TOTAL GLA/   OPENED/   PARTNER-  RIGHTS
LOCATION(1)(2)        ANCHORS        MALL GLA (3)  EXPANDED     SHIP    LEASE
---------------  -----------------  -------------  --------  --------  -------
REGIONAL MALLS:
(cont'd.)

COPLEY PLACE     Neiman Marcus          368,681/     1984      33.33%  Air
Boston, MA (14)                         264,349                        Rights
                                                                       Lease(15)
                                     ------------
TOTAL REGIONAL MALLS     15          15,932,806/
                                      6,224,901
                                     ------------

COMMUNITY
CENTERS:

CITRUS PARK                             350,000    Scheduled   100.0%  Fee
PLAZA (16)                                           March
Tampa, FL                                            1999

THE PLAZA AT     Service                243,035/     1994      100.0%  Fee
BRANDON           Merchandise           89,185
TOWNCENTER       Target
Brandon, FL
(Tampa
metropolitan
area)

SERVICE          Circuit City           164,932/     1988/     100.0%  Fee
MERCHANDISE      Service                 76,761      1997
PLAZA             Merchandise
Columbus, OH

NEW YORK         Kohl's                 115,685/     1989      100.0%  Fee
SQUARE           OfficeMax               16,760
Aurora, IL
(Chicago
metropolitan
area)

                                   -------------
TOTAL COMMUNITY CENTERS  4              837,652/
                                        182,706
                                   -------------


                                   -------------
TOTAL PROPERTIES         19          16,806,458/
                                      6,407,607
                                   =============

-----------------------

(1) In those cases where a Property's location is identified with a larger metropolitan area, the metropolitan area is identified in parentheses.

(2) Reference is made to Notes 4 and 6 of Notes to Consolidated Financial Statements and to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Annual Report which are hereby incorporated by reference and to the Schedule III filed with this report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by the Company's investment properties.

(3) Excludes office components of Water Tower Place (93,796 square feet), Oakbrook Center (239,719 square feet), Old
      Orchard Center (59,401 square feet) and Copley Place
      (845,323).

(4) The Oakbrook Center ground lease expires in December 2040 and provides for renewal options for an additional 49 years as more fully discussed below.

(5)   Fox Valley Center was acquired on November 14, 1997.  See
      Note 3 of Notes to Consolidated Financial Statements in the
      Annual Report which is hereby incorporated by reference.

(6) Hawthorn Center was acquired on November 14, 1997. See Note 3 to Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(7) Citrus Park Town Center is currently under construction and scheduled to open in March 1999.

(8)   Wolfchase Galleria opened on February 26, 1997.

(9) A substantial portion of Penn Square Mall is on land subject to a ground lease expiring in 2060. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(10) Subordinated to unaffiliated venture partner's return of capital plus a return thereon.

(11)  The Valencia Town Center ground lease expires in December
      2022. The partnership (in which the Operating Partnership is a limited partner) has an option to purchase the fee interest at any time at a predetermined price.

(12) On June 17, 1997, the Company made an investment in a partnership resulting in a 50% preferred interest in San
      Francisco Shopping Centre.  See Note 3 of Notes to
      Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(13)  The San Francisco Shopping Centre ground lease expires in
      June 2043 and provides for one 15-year renewal option.

(14) A one-third equity interest in Copley Place was purchased on August 1, 1997. See Note 3 of Notes to Consolidated
      Financial Statements in the Annual Report which is hereby incorporated by reference.

(15) Copley Place is subject to an air rights lease expiring in December 2077.

(16) Citrus Park Plaza is currently under construction and scheduled to open in March 1999.

   The following two tables set forth certain rental information with respect to the Company's operating properties (including the Company's unconsolidated investment properties):

   CONTRACTUAL STEPS

   In certain cases, tenant leases contain provisions for periodic increases in the minimum rental rate. These increases do not necessarily result in increased funds available for distribution of a corresponding amount. The amount of the increase is mitigated by possible changes in a tenant's percentage rent breakpoint or amount, lease expirations and terminations and the Company's ownership interest in a property. The table below shows contractual rent steps for the years 1998 through 2002 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):

                                                                COMPANY'S
CONTRACTUAL STEPS (in thousands of dollars)       TOTAL      PRO RATA SHARE
-------------------------------------------   -------------  ---------------
1998                                            $  2,432        $   1,855
1999                                               1,869            1,615
2000                                               2,144            1,490
2001                                               1,260            1,025
2002                                               1,954            1,568


   LEASE EXPIRATIONS

   The table below shows the square footage of lease expirations and the average rent per square foot of the expirations for the Company's retail tenants (excluding anchors, movie theaters and temporary tenants) for the years 1998 through 2002 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):

                 TOTAL                COMPANY'S PRO RATA SHARE
       --------------------------    ---------------------------
       EXPIRATIONS     AVERAGE       EXPIRATIONS      AVERAGE
YEAR     (S.F.)       RENT/S.F.        (S.F.)        RENT/S.F.
----   -----------    -----------    -----------     -----------
1998     207,554      $   28.24        174,118        $   28.06
1999     245,004          26.33        198,582            24.52
2000     266,180          28.22        213,056            26.16
2001     254,369          34.82        217,964            33.32
2002     354,779          30.48        242,703            28.49

   OAKBROOK CENTER GROUND LEASE

   The following is a description of the Oakbrook Center ground lease.

   On December 31, 1990, Oak Brook Urban Venture (a consolidated venture) sold the land underlying Oakbrook Center for $75,000,000
("ground sale-leaseback proceeds" or "Lessor Base Amount") and leased it back for a period of 50 years with options to renew for an additional 49 years. For financial reporting purposes, the ground sale-leaseback proceeds were accounted for as a financing transaction. Minimum annual rent to the ground lessor accrues at 5% of the Lessor Base Amount, a portion of which may be deferred based on available cash flow (as defined) from Oakbrook Center.
Deferred amounts accrue interest at 5% per annum. In each of the years 1996, 1995 and 1994, Oak Brook Urban Venture reported rent expense of $3,750,000 of which payment of $2,350,000 has been deferred in 1997 and 1996 and $2,550,000 has been deferred in 1995. Interest has been accrued and deferred of approximately
$982,000, $823,000 and $668,000 for 1997, 1996 and 1995,
respectively, on the deferred balance. The total deferred interest and ground lease rent included in the accompanying consolidated balance sheet at December 31, 1997 is approximately $21,691,000.

   The Oakbrook Ground Lease was amended, effective upon closing of the Company's initial public offering, to escalate the minimum annual payment from $1,200,000 to $1,800,000 for the period 1994 to 2000. Payment of the portion of the annual rent of $3,750,000 in excess of the minimum annual payment is deferred to the extent that the rental income is inadequate to (i) pay all expenses (including debt service), (ii) provide an amount equal to the excess of 5.5% of gross revenues over property management fees actually paid to the property manager (currently 2.5% of gross revenues) and (iii) allow the lessee to recover a 10% yield on its investment (as defined) in Oakbrook Center (cumulative from the date of the amendment, subject to certain limitations). So long as the lessee has recouped such 10% yield, the rental income in excess of expenses (including debt service and minimum annual rental) is used to pay the deferred annual rental plus yield thereon of 5%. Excess rental income remaining after payment of the deferred annual rental plus the 5% yield will be used as follows: (i) the lessee is entitled to retain $1,250,000 per annum cumulative plus a yield thereon of 5% per annum and (ii)
50% of any remaining amount of rental income will be paid to the lessor as participating rent and 50% will be retained by the lessee.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to the Company's shareholders during the fourth quarter of 1997.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 33 and 34 of the Annual Report under the captions "Quarterly Financial Summary" and "Shareholder Information."

ITEM 6.  SELECTED FINANCIAL DATA

   The information required by this item is hereby incorporated by reference to the data appearing on page 33 of the Annual
Report under the caption "Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 14 through 19 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is hereby incorporated by reference to the "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Summary" appearing in the Annual Report on pages 20 through 33.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

   None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 5 of the Company's proxy statement for the annual meeting of shareholders to be held in 1998 (the "Proxy Statement"), under the captions "Election of Directors" and "Management - Directors and Executive Officers" and on page 18 of the Proxy Statement under the caption "Section 16(a)
Beneficial Ownership Reporting Compliance."

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is hereby incorporated by reference to the material appearing on pages 6 through 11 of the Proxy Statement under the captions "Executive Compensation - Summary Compensation Table," " - Aggregated Option Exercises in 1997 and Year-End Option Values, " " - Option Plan," " - Incentive Unit Program, " " - Incentive Compensation," " - 401
(k) Plan," " - Core Retirement Award Program," " - Compensation of Directors," " - Employment Contracts, Termination of Employment and Change-in-Control Arrangements" and " - Compensation Committee Interlocks and Insider Participation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is hereby incorporated by reference to the material appearing on pages 16 through 18 of the Proxy Statement under the caption "Security Ownership."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 14 and 15 of the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

   (a) The following documents are filed as part of this report:

       (1) Financial Statements

               The consolidated balance sheets as of December 31, 1997 and 1996 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1997, 1996 and 1995 together with related notes and the independent auditors' report dated February 6, 1998, appearing on pages 20 through 32 of the 1997 annual report to shareholders, which is filed as Exhibit 13.1 to this report.

       (2) Financial Statement Schedule and Independent Auditors' Report

           Title                                       Schedule
           ---------                                   --------

           Consolidated Real Estate and Accumulated
             Depreciation                                III

               The independent auditors' report with respect to the financial statement schedule is on page 18.

       (3) Exhibits

               See Exhibit Index, which is hereby incorporated herein by reference.

       (b) The following reports on Form 8-K and Form 8-K/A were filed during the fourth quarter of 1997.

               (i)  The Registrant's report on Form 8-K
           (describing the acquisition of Fox Valley Center and Hawthorn Center) was filed on November 18, 1997 as an
           Item 2. Acquisition of Assets filing.  The
           Registrant's report on Form 8-K/A was filed on December 22, 1997 and included the following financial statements and pro forma financial information:

                          a.   Financial Statements.

                               Combined Statements of Operations
                for Fox Valley Center and Hawthorn Center for the nine months ended September 30, 1997 (unaudited) and the year ended December 31, 1996, with Independent Auditors' Report thereon

                          b.   Pro Forma Financial Information.

                               Pro Forma Condensed Consolidated
                Balance Sheet as of September 30, 1997 (unaudited)

                               Pro Forma Condensed Consolidated
                Statement of Operations for the nine months ended September 30, 1997 (unaudited)

                               Pro Forma Condensed Consolidated
                Statement of Operations for the year ended
                December 31, 1996 (unaudited)

                  INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Urban Shopping Centers, Inc.:


Under date of February 6, 1998, we reported on the consolidated balance sheets of Urban Shopping Centers, Inc. and consolidated partnerships (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            KPMG PEAT MARWICK LLP








Chicago, Illinois
February 6, 1998

                                                                  SCHEDULE III


                  URBAN SHOPPING CENTERS, INC.

      Consolidated Real Estate and Accumulated Depreciation
                        December 31, 1997
                        ($000's omitted)

                                                                     COSTS
                                                                  SUBSEQUENT
                                            INITIAL COST TO            TO
                                              THE COMPANY         ACQUISITION
                                      --------------------------  ------------
                                                                   LAND AND
                                        LAND AND     BUILDINGS     BUILDINGS
                                        LEASEHOLD       AND           AND
DESCRIPTION             ENCUMBRANCE   IMPROVEMENTS  IMPROVEMENTS  IMPROVEMENTS
-----------             ------------  ------------  ------------  ------------
RETAIL CENTERS:
 Oak Brook, IL (A)(C)   $    140,000        49,324       232,063        10,714
 Oklahoma City, OK(A)(C)          --         1,931        77,797         6,610
 Santa Ana, CA (A)            80,000        11,461        77,893         6,580
 Brandon, FL (A)(D)           35,800         3,362        27,158        70,737
 Columbus, OH (A)(D)              --         2,418         9,617         2,492
 Aurora, IL (A)(D)                --           398         2,282           478
 Memphis, TN (D) (E)          79,716         8,938        79,659         6,465
 Skokie, IL                  168,000        24,000       236,931         6,878
 Aurora, IL (F)               85,528        20,124       114,036           197
 Vernon Hills, IL (F)         77,864        19,626       111,216           130
 Roseville, CA (G)                --         3,388         1,067            --
 Tampa, FL (H)                    --         7,884           967            87
                        ------------  ------------  ------------  ------------

     Total              $    666,908       152,854       970,686       111,368
                        ============  ============  ============  ============




















Consolidated Real Estate and Accumulated Depreciation - Continued
                        December 31, 1997
                        ($000's omitted)


                                       GROSS AMOUNTS AT WHICH
                                    CARRIED AT CLOSE OF PERIOD (B)
                        ------------------------------------------------------
                         LAND AND      BUILDINGS                  ACCUMULATED
                         LEASEHOLD        AND                     DEPRECIATION
DESCRIPTION             IMPROVEMENTS  IMPROVEMENTS    TOTAL (G)        (H)
-----------             ------------  ------------  ------------  ------------
RETAIL CENTERS:
(cont'd.)

 Oak Brook, IL (C)      $     49,324       242,777       292,101       (42,870)
 Oklahoma City, OK (C)         1,931        84,407        86,338       (28,299)
 Santa Ana, CA                11,761        84,173        95,934       (26,929)
 Brandon, FL (D)               3,120        98,137       101,257       (11,663)
 Columbus, OH (D)              2,418        12,109        14,527        (2,820)
 Aurora, IL (D)                  398         2,760         3,158          (668)
 Memphis, TN (D) (E)           8,938        86,124        95,062        (2,960)
 Skokie, IL (F)               24,000       243,809       267,809        (8,380)
 Aurora, IL (F)               20,124       114,233       134,357          (500)
 Vernon Hills, IL (F)         19,626       111,346       130,972          (488)
 Roseville, CA (G)             3,388         1,067         4,455            --
 Tampa, FL  (H)                7,884         1,054         8,938           (17)
                        ------------  ------------  ------------  ------------
    Total               $    152,912     1,081,996     1,234,908      (125,594)
                        ============  ============  ============  ============


                                                               LIFE ON WHICH
                                                               DEPRECIATION
                                                                IN LATEST
                                                               STATEMENT OF
                            DATE OF             DATE           OPERATIONS IS
DESCRIPTION              CONSTRUCTION         ACQUIRED            COMPUTED
-----------             ---------------    ---------------    ---------------
RETAIL CENTERS:
(cont'd.)

 Oak Brook, IL (C)           1962               1962                5-30
 Oklahoma City, OK (C)       1960               1985                5-30
 Santa Ana, CA               1987               1984                5-30
 Brandon, FL (D)             1995               1995                5-30
 Columbus, OH (D)            1988               1988              2.5-30
 Aurora, IL (D)              1989               1989                  30
 Memphis, TN (D) (E)         1997               1997                5-30
 Skokie, IL (F)              1956               1996                7-30
 Aurora, IL (F)              1975               1997                5-30
 Vernon Hills, IL (F)        1972               1997                5-30
 Roseville, CA (G)      Expected 2000            --                   --
 Tampa, FL  (H)         Expected 1999            --                   --



                        December 31, 1997
                        ($000's omitted)

------------


(A) The initial cost to the Company approximates historical cost at October 14, 1993.

(B) The aggregate cost of real estate owned and the related accumulated depreciation at December 31, 1997, for Federal income tax purposes was approximately $1,138,000 and $107,000, respectively.

(C)   Properties operated under ground leases; see Item 2 -
      Properties and Note 7 of Notes to Consolidated Financial
      Statements in the Annual Report which is hereby incorporated by reference.

(D) On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90,000 secured, revolving line of credit, secured by certain of the Company's retail centers located in Brandon, FL, Columbus, OH, Memphis, TN and Aurora, IL. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(E)   Wolfchase Galleria opened on February 26, 1997.

(F) On November 14, 1997, the Company acquired a 100% interest in Fox Valley Center and Hawthorn Center.

(G)   The Company acquired land in Roseville, California on June
      24, 1997. This land is intended to be the site of the Company's next planned regional mall development.

(H) These amounts represent costs paid by the Company related to land to be used for future development.

(I)   Reconciliation of real estate owned:

                                             1997         1996          1995
                                         ----------    ----------   ----------
      Balance at beginning of period     $ 934,182        625,818      570,796
      Additions during period (a)          315,945        309,747       57,769
      Other (b)                            (15,219)        (1,383)      (2,747)
                                         ----------    ----------   ----------
      Balance at end of period           $1,234,908       934,182      625,818
                                         ==========    ==========   ==========

(J)   Reconciliation of accumulated depreciation:

      Balance at beginning of period     $  (97,558)      (79,544)     (62,699)
      Depreciation expense                  (30,800)      (18,514)     (17,024)
      Other (b)                               2,764           500          179
                                         ----------    ----------   ----------
      Balance at end of period           $ (125,594)      (97,558)     (79,544)
                                         ==========    ==========   ==========

Consolidated Real Estate and Accumulated Depreciation - Concluded
                        December 31, 1997
                        ($000's omitted)


        (a) Additions during the year ended December 31, 1997, include the $134,160 and the $130,842 acquisition of Fox Valley Center and Hawthorn Center, respectively. Additions during the year ended December 31, 1996, include the $260,931 acquisition of Old Orchard Center.

        (b) Other includes write-off and sale of assets and reclassifications to and from other accounts.

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         URBAN SHOPPING CENTERS, INC.

                   By:   MATTHEW S. DOMINSKI
                         President, Chief Executive Officer and Director
                   Date: March 25, 1998

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   By:   MATTHEW S. DOMINSKI
                         President, Chief Executive Officer and Director
                   Date: March 25, 1998

                   By:   ADAM S. METZ
                         Executive Vice President, Chief Financial
                         Officer, Treasurer, Director of Acquisitions and Chief Accounting Officer
                   Date: March 25, 1998

                   By:   NEIL G. BLUHM
                         Director
                   Date: March 25, 1998

                   By:   JUDD D. MALKIN
                         Director
                   Date: March 25, 1998

                   By:   JAMES B. DIGNEY
                         Director
                   Date: March 25, 1998

                   By:   SUSAN GETZENDANNER
                         Director
                   Date: March 25, 1998

                   By:   JOHN E. NEAL
                         Director
                   Date: March 25, 1998

                   By:   PHILLIP B. ROONEY
                         Director
                   Date: March 25, 1998

                   By:   JOHN G. SCHREIBER
                         Director
                   Date: March 25, 1998

                   By:   HENRY T. SEGERSTROM
                         Director
                   Date: March 25,  1998

                  URBAN SHOPPING CENTERS, INC.

                          EXHIBIT INDEX

3.1 Fourth Amended and Restated Articles of Incorporation of the Registrant is hereby incorporated by reference to Exhibit
      3.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

3.2 Second Amended and Restated By-Laws of the Registrant is hereby incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 1-12278) filed on March 27, 1995

3.3 Articles Supplementary relating to the Registrant's Series A Cumulative Convertible Redeemable Preferred Stock is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K/A filed on December 22, 1997

4.1   Stock Certificate is hereby incorporated by reference to
      Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

4.2   Credit Agreement among Urban Shopping Centers, L.P., Union
      Bank of Switzerland (New York Branch), Morgan Guaranty Trust Company of New York and the several Lenders is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q (File No. 1-2278) filed on November
      9, 1995

4.3 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.4 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers
      Holdings Inc. is hereby incorporated by reference to Exhibit
      4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.5 Promissory Note B dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers
      Holdings Inc. is hereby incorporated by reference to Exhibit
      4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.6 Mortgage, Security Agreement and Assignment of Rents dated as of November 3, 1997 made by LaSalle National Bank and Oak Brook Urban Venture, L.P. to and with USC Oakbrook, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Teachers' Retirement System of the State of Illinois is hereby filed herewith

4.7 Fifth Amendment to Loan Agreement dated December 11, 1997 by and among The Prudential Insurance Company of America, Old
      Orchard Urban Limited Partnership and American National Bank and Trust Company of Chicago is hereby filed herewith

                  URBAN SHOPPING CENTERS, INC.

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

                  URBAN SHOPPING CENTERS, INC.

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

                  URBAN SHOPPING CENTERS, INC.

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

10.24 Agreement for Purchase and Sale of Partnership Interest by and between ZML-00 Associates Limited Partnership, Urban Shopping Centers, L.P., USC Old Orchard, Inc., and H. Rigel Barber, Gary A. Nikele and Jeffery A. Gluskin, as owner trustees of the Old Orchard Trust, is hereby incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

10.25 Amended and Restated Agreement of Limited Partnership of Old Orchard Urban Limited Partnership by and between USC
      Old Orchard, Inc. and Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.25 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

10.26 Third Amendment to Urban Shopping Centers 1993 Option
      Plan is hereby incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

10.27 Hawthorn, L.P. Agreement of Purchase and Sale of Partnership
      Interest dated November 14, 1997 is hereby incorporated by reference to
      Exhibit 10.1 to the Registrant's Form 8-K/A filed on December 22, 1997

10.28 Fox Valley Mall LLC Agreement of Purchase and Sale of
      Membership Interest dated November 14, 1997 is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on December 22, 1997

10.29 Registration Rights Agreement between the Company and
      Security Capital Preferred Growth Incorporated dated
      November 13, 1997 is hereby incorporated by reference to
      Exhibit 10.5 to the Registrant's form 8-K/A filed on December 22, 1997

                  URBAN SHOPPING CENTERS, INC.

                    EXHIBIT INDEX (Concluded)


10.30 Third Amendment to Second Amended and Restated
      Agreement of Limited Partnership of Urban Shopping Centers,
      L.P. is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K/A filed on December 22, 1997

13.1  1997 annual report to shareholders

21.1  Subsidiaries of the Registrant

23.1  Consent of KPMG Peat Marwick LLP

27.1  Financial Data Schedule

---------------

     Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.