Form 10-Q
period 1998-03-31
URBAN SHOPPING CENTERS INC
filed 1998-05-08
CIK 907077

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312


Re:  Urban Shopping Centers, Inc.
     Commission File No. 1-12278
     Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1998.

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



For the quarter ended March 31, 1998            Commission file number 1-12278



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

The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on May 6, 1998 were 17,335,494 and 407,935, respectively.

                        TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              18


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 27

Item 7A. Quantitative and Qualitative Disclosures about Market
         Risk                                                             30

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                          URBAN SHOPPING CENTERS, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


                                     ASSETS
                                     ------

                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                  ------------    ------------
Investment properties:
 Land, including peripheral land parcels          $    152,913    $    152,913
 Buildings and improvements                          1,073,537       1,072,673
 Equipment, furniture and fixtures                       3,203           3,297
 Construction in progress                                7,590           6,025
                                                  ------------    ------------
                                                     1,237,243       1,234,908
 Accumulated depreciation                             (134,874)       (125,594)
                                                  ------------    ------------
  Investment properties, net of accumulated
    depreciation                                     1,102,369       1,109,314

Investments in unconsolidated partnerships             122,768         118,800
Investment in the Management Company                    16,598          15,058
Cash, cash equivalents and short-term
  investments                                            2,706           1,268
Interest, rents and other receivables                   20,378          21,096
Deferred expenses and other assets                      13,788          15,440
                                                  ------------    ------------

                                                  $  1,278,607    $  1,280,976
                                                  ============    ============













                          URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                  ------------    ------------
Liabilities:
 Mortgage notes payable                           $    664,067    $    666,908
 Land sale-leaseback proceeds                           75,000          75,000
 Deferred lease accrual                                 19,128          18,593
 Accounts payable and other liabilities                 44,064          38,538
 Investments in unconsolidated partnerships             40,605          39,665

 Commitments and contingencies
                                                  ------------    ------------
    Total liabilities                                  842,864         838,704

Minority interest                                      130,251         132,616

Stockholders' equity:
 Preferred stock, $.01 par value, 5,000,000
   shares authorized, issued and outstanding
   2,999,400 shares in 1998 and 1997
   (liquidation preference of $100,000)                     30              30
 Common stock, $.01 par value, authorized
   140,000,000 shares, issued and outstanding
   17,335,494 shares in 1998 and 17,259,408
   shares in 1997                                          173             173
 Unit voting stock, $.01 par value, authorized
   5,000,000 shares, issued and outstanding
   407,935 shares in 1998 and in 1997                        4               4
 Additional paid-in capital                            461,199         459,738
 Retained earnings (deficit)                          (155,914)       (150,289)
                                                  ------------    ------------
    Total stockholders' equity                         305,492         309,656
                                                  ------------    ------------

                                                  $  1,278,607    $  1,280,976
                                                  ============    ============

          See accompanying notes to consolidated financial statements.


                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

                                                      1998             1997
                                                  ------------    ------------
Revenues:
 Shopping center revenues:
  Minimum rents                                   $     29,406    $     21,543
  Percentage rents                                       1,193             968
  Recoveries from tenants                               14,894          10,377
  Other                                                  1,026             444
                                                  ------------    ------------
                                                        46,519          33,332

 Interest income                                           389             386
                                                  ------------    ------------

                                                        46,908          33,718
                                                  ------------    ------------

Expenses:
 Shopping center expenses                               17,634          11,905
 Mortgage and other interest                            10,834           6,997
 Ground rent                                             1,188           1,216
 Depreciation and amortization                          10,314           7,159
 General and administrative                              1,335             958
 Write-off of assets                                        81              21
                                                  ------------    ------------

                                                        41,386          28,256
                                                  ------------    ------------

















                          URBAN SHOPPING CENTERS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                      1998             1997
                                                  ------------    ------------
    Operating income                                     5,522           5,462

Income from unconsolidated partnerships                  1,850             910
Loss from the Management Company                          (835)           (150)
                                                  ------------    ------------

    Income before minority interest and
      extraordinary item                                 6,537           6,222

Minority interest                                       (1,997)         (2,400)
                                                  ------------    ------------

    Income before extraordinary item                     4,540           3,822

Extraordinary item from unconsolidated
  partnership (net of minority interest)                    --             (88)
                                                  ------------    ------------
    Net income                                           4,540           3,734

Dividends on preferred stock                            (1,621)             --
                                                  ------------    ------------

  Income applicable to common and unit
    voting common stock                           $      2,919    $      3,734
                                                  ============    ============

Basic income per common and unit voting
  common share:
    Before extraordinary item                     $        .16    $        .22
    Extraordinary item                                      --              --
                                                  ------------    ------------
         Net income                               $        .16    $        .22
                                                  ============    ============
Diluted income per common and unit
  voting common share:
    Before extraordinary item                     $        .16    $        .22
    Extraordinary item                                      --              --
                                                  ------------    ------------
         Net income                               $        .16    $        .22
                                                  ============    ============
Weighted average common and unit voting
  common shares outstanding                         17,719,039      17,218,782
                                                  ============    ============
Dividends declared and paid per common
  and unit voting common share                    $      .5250    $      .5075
                                                  ============    ============

          See accompanying notes to consolidated financial statements.

                          URBAN SHOPPING CENTERS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

                                                      1998            1997
                                                  ------------    ------------
Cash flows from operating activities:
 Net income                                       $      4,540    $      3,734
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         10,314           7,159
  Write-off of assets                                       81              21
  Provision for losses on accounts receivable              525             247
  Income from unconsolidated partnerships               (1,850)           (910)
  Loss from the Management Company                         835             150
  Minority interest                                      1,997           2,400
  Deferred lease accrual                                   535             585
  Extraordinary item                                        --              88
  Other, net                                              (457)           (281)
 Other changes in assets and liabilities:
  Interest, rents and other receivables                    435          (1,556)
  Deferred expenses and other assets                     1,005              41
  Accounts payable and other liabilities                 6,161           6,890
                                                  ------------    ------------

    Net cash provided by operating activities           24,121          18,568
                                                  ------------    ------------

Cash flows from investing activities:
 Additions to investment properties, net of
   change in related payables                           (3,393)        (18,821)
 Cash contributions to unconsolidated
   partnerships and the Management Company              (6,109)           (480)
 Cash distributions from unconsolidated
   partnerships and the Management Company               3,170           2,798
 Other, net                                                (52)            (36)
                                                  ------------    ------------

    Net cash used in investing activities               (6,384)        (16,539)
                                                  ------------    ------------











                          URBAN SHOPPING CENTERS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                      1998            1997
                                                  ------------    ------------
Cash flows from financing activities:
 Proceeds from issuance of debt, net of
   issuance costs                                       31,629          27,316
 Proceeds from issuance of common stock
   under option plan and unit incentive plan             1,867           3,273
 Repayment of debt                                     (34,591)        (20,050)
 Cash distributions to common unitholders               (4,610)         (3,702)
 Cash distributions to preferred unitholders              (490)           (490)
 Dividends paid                                        (10,165)         (8,767)
 Other, net                                                 58              --
                                                  ------------    ------------

    Net cash used in financing activities              (16,302)         (2,420)
                                                  ------------    ------------

Net increase (decrease) in cash and cash
  equivalents                                            1,435            (391)
Cash and cash equivalents at beginning of
  period                                                 1,143           5,151
                                                  ------------    ------------

Cash and cash equivalents at end of period        $      2,578    $      4,760
                                                  ============    ============

Supplemental disclosure of cash flow
information:
 Cash paid for mortgage and other interest,
   net of amounts capitalized                     $     10,587    $      6,648
                                                  ============    ============








          See accompanying notes to consolidated financial statements.

                  URBAN SHOPPING CENTERS, INC.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARCH 31, 1998 AND 1997

                           (UNAUDITED)

             ($000's omitted, except share amounts)


     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1997, which are incorporated by reference in the Company's 1997 annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), S. F. Shopping Centre Associates, L.P. ("San Francisco Shopping Centre"), Copley Place Associates, LLC ("Copley Place"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Citrus Park Venture and Urban Retail Properties Co. (the "Management Company").

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the three months ended March 31, 1998 and 1997, the Company incurred interest of $11,405 and $7,964, respectively, and capitalized interest of $571 and $967, respectively.

     Cash and cash equivalents (which aggregated $2,578 and $1,143 at March 31, 1998 and December 31, 1997, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($777 and $207 at March 31, 1998 and December 31, 1997, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 and $125 at March 31, 1998 and December 31, 1997, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

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

     Derivatives that do not satisfy the criteria above would be carried at market value with changes in market value to be recognized as current income or expense.


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

Name                                  Property              Company's Ownership
--------------------------     -------------------------    -------------------
Water Tower Joint Venture      Water Tower Place,                   55% (a)
                                 Chicago, IL
Coral-CS/LTD Associates        Coral Square Mall,                   50%
                                 Coral Springs, FL
West Dade County               Miami International Mall,            40%
  Associates                     Miami, FL
S.F. Shopping Centre           San Francisco Shopping Centre,
 Associates, L.P.                San Francisco, CA                  50% (b)
Copley Place Associates, LLC   Copley Place, Boston, MA             33% (c)
Valencia Town Center           Valencia Town Center,                25% (d)
 Associates, L.P.                Valencia, CA
Citrus Park Venture            Tampa, FL                            50% (e)

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)


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

  (b) On June 17, 1997, the Company made an investment in a partnership resulting in a preferred 50% ownership interest in San Francisco Shopping Centre.

  (c) On August 1, 1997, the Company acquired a one-third equity interest in Copley Place Associates, LLC.

  (d) The outside partner has a right to all cash distributions until it has received a return on and of its contributions to the partnership (as set forth in the partnership agreement).

  (e) On June 23, 1995, the Company acquired a 50% interest in Citrus Park Venture (a development parcel). Prior to August 1, 1997, the Company and the Management Company each owned a 50% economic interest in Citrus Park Venture. On August 1, 1997, the Company acquired the rights to the remaining 50% economic interest in Citrus Park Venture from an affiliate of JMB Realty Corporation ("JMB Realty") in a transaction valued at $8,212. In addition, a bond offering of $26,700 to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD") during the fourth quarter of 1996. The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit which supports the bonds.

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

     Summarized financial information for the unconsolidated partnerships is presented below.
                                                    MARCH 31,     DECEMBER 31,
                                                      1998             1997
                                                  ------------    ------------
Assets:
 Investment properties, net                       $    739,303    $    738,757
 Other assets                                           49,544          43,381
                                                  ------------    ------------
Less liabilities:
 Mortgage notes payable                                561,670         562,251
 Other liabilities                                      34,176          29,617
                                                  ------------    ------------

  Total capital                                        193,001         190,270

Less:  Outside partners' capital                       110,838         111,135
                                                  ------------    ------------

  Total investments in unconsolidated
    partnerships                                  $     82,163    $     79,135
                                                  ============    ============

Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance sheets
  as follows:
    Assets - Investments in unconsolidated
      partnerships                                $    122,768    $    118,800
    Liabilities - Investments in unconsolidated
      partnerships                                      40,605          39,665
                                                  ------------    ------------

                                                  $     82,163    $     79,135
                                                  ============    ============

                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(2)    INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (CONTINUED)

Summarized financial information for the unconsolidated partnerships
- continued
                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Revenues:
 Shopping centers                                 $     39,371    $     19,974
 Interest income                                           261             122
Expenses:
 Shopping centers                                      (18,299)         (9,019)
 Mortgage and other interest and ground rent           (10,691)         (5,959)
 Depreciation and amortization                          (5,704)         (2,777)
                                                  ------------    ------------

  Income before extraordinary item                       4,938           2,341
Extraordinary item                                         --             (228)
                                                  ------------    ------------

  Net income                                      $      4,938    $      2,113
                                                  ============    ============

Company's share of:
 Mortgage and other interest and ground rent      $     (4,746)   $     (2,534)
 Depreciation and amortization                          (2,443)         (1,156)
 Income before extraordinary item                        1,850             910
                                                  ============    ============


                          URBAN SHOPPING CENTERS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)

(3)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                                    MARCH 31,     DECEMBER 31,
                                                      1998            1997
                                                  ------------    ------------
S>
Assets:
 Investments in land parcels (a)                  $     27,387    $     27,451
 Cash, cash equivalents and short-term
   investments                                           1,154           1,805
 Receivables and deferred expenses                      16,880          16,097
                                                  ------------    ------------

                                                  $     45,421    $     45,353
                                                  ============    ============

Liabilities:
 Notes payable (b)                                $     70,000    $     70,000
 Accounts payable and other liabilities                  4,081           5,652

                                                  ------------    ------------
                                                        74,081          75,652
Owners' deficit                                        (28,660)        (30,299)
                                                  ------------    ------------

                                                  $     45,421    $     45,353
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

                                   (UNAUDITED)

                     ($000's omitted, except share amounts)


(3)    INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

Summarized financial information for the Management Company - continued

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                      1998             1997
                                                  ------------    ------------
Revenues:
 Management, leasing and development services     $      9,535    $      8,690
 Interest income                                           329              72
                                                  ------------    ------------
                                                         9,864           8,762
                                                  ------------    ------------

Expenses:
 Management, leasing and development services            8,892           7,459
 Mortgage and other interest                             1,421           1,424
 Depreciation and amortization                             335             104
                                                  ------------    ------------

                                                        10,648           8,987
                                                  ------------    ------------

  Operating loss                                          (784)           (225)

Income tax benefit                                         207              78
                                                  ------------    ------------

  Net loss                                        $       (577)   $       (147)
                                                  ============    ============

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)

(3)  INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

  (a) Includes 50% of the outstanding mortgage loan of an affiliated joint venture. The mortgage loan, with a 50% face value of $25,750, was acquired for $19,312 resulting in a discount of $6,438. The loan bears interest at a variable rate based on market interest rates (as defined) and is secured by the affiliated joint venture's interest in a land parcel located in Chicago, IL. Interest is recorded for financial reporting purposes when received. Accordingly, accretion of the discount has also not been recorded. During the fourth quarter of 1997, the Management Company wrote-down the carrying value of the mortgage loan by $8,812, due to the uncertainty of realizing the carrying value upon future sale or development.

  (b) Includes $51,000 of indebtedness secured by the Management Company's interest in certain management contracts and a guarantee secured by Penn Square Mall Limited Partnership (a consolidated venture) which is secured by Penn Square Mall. The $51,000 bears interest at 7.54% per annum and matures on August 1, 2001. Also includes $9,000 of indebtedness owed to affiliates of JMB Realty which bears interest at 7.0% per annum and matures on September 1, 2001. The effective interest rate on the aggregate $60,000 of indebtedness is 7.46% through September 1, 2001. The Management Company also is indebted under a $10,000 note payable to the Company. Such note bears interest at 12% per annum and matures on September 1, 2001.

     The Management Company provides management, leasing and development services to certain of the Company's consolidated and unconsolidated investment properties, to affiliated entities and to third parties. During 1995, management contracts for six of the Company's consolidated investment properties were terminated and new management contracts were entered into with the Operating Partnership. In connection therewith, the Operating Partnership entered into a service agreement with the Management Company to provide supervisory services by Management Company personnel at 105% of the Management Company's cost thereof. In the three months ended March 31, 1997, the Management Company received such reimbursements from the Operating Partnership of approximately $192. On January 1, 1998, these management contracts were terminated and new management contracts were entered into with the Management Company. Concurrently therewith, the foregoing service agreement was terminated. In the three months ended March 31, 1998 and 1997, management, leasing and development revenues of approximately $1,493 and $2,260, respectively, resulted from services provided to affiliated entities. In addition, the Management Company received reimbursements (at cost) of payroll and other operating expenses from affiliated entities for activities performed on such affiliated entities' behalf. Such reimbursements were approximately $3,943 and $4,015 during the three months ended March 31, 1998 and 1997, respectively. Additionally, rent expense, including building expenses, paid by the Management Company to affiliates of JMB Realty in the three months ended March 31, 1998 and 1997 were $193 and $195, respectively.

                  URBAN SHOPPING CENTERS, INC.

                           (UNAUDITED)

             ($000's omitted, except share amounts)


(3)  INVESTMENT IN THE MANAGEMENT COMPANY (CONTINUED)

     The Company has options to purchase certain development parcels from the Management Company at the lower of fair market value or 110% of allocable costs (all terms as defined) until October 2000. In addition, the sale or development of any development parcels by the Management Company is subject to a right of first offer in favor of the Company on the same conditions as described above.


(4)  TRANSACTIONS WITH AFFILIATES (not disclosed elsewhere)

     Costs and expenses for services provided by the Management Company and the Operating Partnership to the Company's investment properties, including the Company's share of unconsolidated investment properties, were as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          --------------------
                                                             1998       1997
                                                          ---------   --------
Property management and leasing services (a)              $   1,440   $    950
Development services                                            210        423
                                                          ---------   --------

                                                          $   1,650   $  1,373
                                                          =========   ========

     (a)  Management services of $448 for the three months ended
March 31, 1997, provided by the Operating Partnership to certain consolidated investment properties, and included above, have been eliminated in consolidation. On January 1, 1998, these contracts were terminated and new management contracts were entered into with the Management Company.

     The Company has purchase options, until October 2000, with respect to interests in certain improved retail properties in which JMB Realty and certain of its affiliates ("JMB Partners") has an interest. In addition, these interests may not be sold by JMB Partners without first offering such interests to the Company at the lower of the option price or the then fair market value of such property. The Company also has options, until October 2000, to purchase certain retail development land parcels from JMB Partners at the lower of fair market value or 110% of allocable cost (all terms as defined). In addition, the sale or development of any development parcels by JMB Partners is subject to a right of first offer in favor of the Company at the same option price.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $5.6 million in the three months ended March 31, 1998 from the three months ended March 31, 1997. This increase was primarily attributable to an increase in rental operations as discussed below.

     Net cash flows used in investing activities decreased $10.2 million in the three months ended March 31, 1998 from the three months ended
March 31, 1997. This decrease was primarily attributable to a decrease in additions to investment properties at Wolfchase Galleria resulting from its completion and opening on February 26, 1997; partially offset by an increase in cash contributions to Citrus Park Venture.

     Net cash flows used in financing activities increased $13.9 million in the three months ended March 31, 1998 from the three months ended
March 31, 1997. This increase was primarily attributable to (i) an increase in the dividends paid resulting from the issuance of additional shares of common stock, unit voting common stock and preferred stock in the second through fourth quarters of 1997 and first quarter of 1998, (ii) an increase in the distributions paid resulting from the issuance of common and preferred units in connection with certain of the Company's 1997 acquisitions, (iii) an increase in the quarterly distribution and dividend per unit and share, respectively, beginning in the first quarter of 1998, (iv) a decrease in the proceeds from shares of common stock issued during first quarter of 1998 as compared to first quarter of 1997, and (v) a decrease in the net fundings of the construction loan at Wolfchase Galleria due to the repayment of the construction loan during second quarter of 1997.

     At March 31, 1998, the Company and its consolidated ventures had cash, cash equivalents and short-term investments of approximately $2.7 million.

     On March 5, 1998, the Company paid $10.2 million to common and preferred shareholders as a dividend of $.5250 per share representing its fourth quarter 1997 dividend. On March 5, 1998, the Operating Partnership paid $4.6 million to its limited partners as a distribution of $.5250 per unit representing its fourth quarter 1997 distribution.

     CAPITALIZATION. At March 31, 1998, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $951.4 million of which $927.8 million is fixed rate debt and $23.6 million is floating rate debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. As of March 31, 1998, $4.3 million was outstanding on this line of credit. As of March 31, 1998, $29.3 million was outstanding on the Company's $90.0 million secured, revolving line of credit. During the first quarter of 1998, the Company entered into a seven year interest rate swap agreement on $10.0 million of its floating rate indebtedness thereby fixing the all-in rate at 6.644%. Subsequent to the end of the quarter, the Company entered into an interest rate swap agreement with a maturity date of December 1, 2005 for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% commencing
May 1, 1998.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At March 31, 1998, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 49%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

     On November 13, 1997, the Company issued $100.0 million in cumulative convertible redeemable preferred stock ("Preferred Stock") with a liquidation preference of $33.34 per share. Quarterly dividends on the Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Preferred Stock is convertible. The Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $33.34 per share (subject to antidilution adjustments) at anytime after August 1998. After six years the Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $33.34 per share. The net proceeds of the issue, after deducting transaction costs, were used to fund a portion of the November 14, 1997 acquisitions of Fox Valley Center and Hawthorn Center.

     The Company believes that its cash generated from property operations will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expenses on outstanding indebtedness and recurring capital expenditures and all dividends to the shareholders necessary to satisfy the REIT requirements. Sources of capital for future acquisitions, development and non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on the outstanding indebtedness are expected to be obtained from the following sources: (i) excess funds available for distribution, (ii) working capital reserves, (iii) additional Company or property financing, (iv) proceeds from the sale of assets, including outparcels and (v) additional equity raised in the public or private markets (including the issuance of additional units and/or unit voting common stock). Accordingly, the Company expects that it may incur additional indebtedness.
In light of current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, the Company may consider an increase or decrease in its ratio of Company debt to total market capitalization accordingly.

     CAPITAL INVESTMENTS. On November 14, 1997, the Company acquired Fox Valley Center and Hawthorn Center. The Company is in the process of renovating Fox Valley Center at a cost of approximately $13.0 million. Work has begun on the renovation and it is expected to be completed in the fourth quarter of 1998. In addition, the Company entered into a put option agreement with an unaffiliated third party for the purchase of a regional mall. The unaffiliated third party may exercise the put option from October 1, 1998 through December 31, 1998 for a purchase price to the Company of $115.0 million plus any capital expenditures incurred by the third party.

     The Company's current development project is the approximate 1.1 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Burdines, Dillard's, JCPenney and Sears have agreed to be anchor stores for the project. Citrus Park is scheduled to open in March 1999. In addition, an approximate 350,000 square foot community center opposite the regional mall, Citrus Park Plaza, is also scheduled to open in March 1999. A bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD"). The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit which supports the bonds.

     The Company's next planned development project is scheduled to be the Galleria at Roseville in Roseville, California, which is near Sacramento. Current plans for Roseville to open in Fall 2000 are progressing on schedule. Nordstrom and Sears have already committed to be two of the anchor stores for the approximate 1.1 million square foot mall. Negotiations are underway with two additional anchors.

     Certain statements set forth herein contain forward-looking statements, including, without limitation, statements relating to the timing and anticipated capital expenditures of the Company's development programs and acquisitions. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements. Certain factors that might cause such differences include general economic conditions, local real estate conditions, construction delays due to the unavailability of construction materials, weather conditions or other delays beyond the control of the Company. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development and acquisition plans and estimates. These plans and estimates are subject to revision from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statements.

                                                                                  100%                      PRO RATA
                                                                               BALANCE OF                   SHARE OF
                                                                  ANNUAL        MORTGAGE                    MORTGAGE
($000's omitted,                             MATURITY           INTEREST         NOTES        OWNERSHIP      NOTES
except share amounts)                          DATE               RATE          PAYABLE       INTEREST      PAYABLE
----------------------------------------------------------------------------------------------------------------------
Consolidated Entities:
  Old Orchard Center                        Dec.  2009          6.9800%        $ 167,583       100.0%      $   167,583
  Oakbrook Center                           Oct.  2004          6.1375%          140,000       100.0%          140,000
  MainPlace                                 Oct.  1998          5.4066% (1)       80,000       100.0%           80,000
  Wolfchase Galleria                        June  2007          7.8000%           79,542       100.0%           79,542
  Fox Valley Center                         Nov.  2006          6.7500%           85,528       100.0%           85,528
  Hawthorn Center                           Nov.  2008          6.7500%           77,864       100.0%           77,864
  Operating Partnership                             (2)             (2)           33,550       100.0%           33,550
----------------------------------------------------------------------------------------------------------------------
                                                                                 664,067                       664,067
Unconsolidated Entities: (3)
  Water Tower Place                         Feb.  1999 (4)          (4)          170,000        55.0%           93,500
  Coral Square Mall                         Dec.  2000          7.4000%           53,300        50.0%           26,650
  Miami International Mall                  Dec.  2003          6.9100%           46,880        40.0%           18,752
  San Francisco Shopping Centre             July  2002 (5)      6.9045%           53,531        50.0%           26,766
  Copley Place                              Aug.  2007          7.4400%          193,956        33.3%           64,652
  Management Company                        Aug.  2001          7.5400%           51,000        95.0%           48,450
  Management Company                        Sept. 2001          7.0000%            9,000        95.0%            8,550
----------------------------------------------------------------------------------------------------------------------
                                                                                 577,667                       287,320
----------------------------------------------------------------------------------------------------------------------
Company debt                                                                                               $   951,387
----------------------------------------------------------------------------------------------------------------------
Convertible preferred units (convertible into 1,018,282
  common units)                                                                                            $    28,000
Convertible preferred stock (convertible into 2,999,400
  shares of common stock)                                                                                  $   100,000
----------------------------------------------------------------------------------------------------------------------
Market value of equity interests as of March 31, 1998,
  based upon 26,524,465 common shares, unit voting common
  shares and common units at $33.00 per share/unit                                                         $   875,307
----------------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                                $ 1,954,694
----------------------------------------------------------------------------------------------------------------------
Company debt to total market capitalization                                                                         49%
----------------------------------------------------------------------------------------------------------------------

(1) Subsequent to the end of the quarter, the Company entered into an interest rate swap agreement with a maturity date of December 1, 2005 for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% commencing May 1, 1998.

(2) Includes $29.3 million outstanding under the Company's $90.0 million secured revolving line of credit. The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is currently subject to a floating rate of 0.85% over LIBOR (6.5375% at March
31, 1998). Also, includes $4.3 million outstanding under the Company's $7.5 million unsecured revolving line of credit bearing interest at the reference rate minus 1.50% (6.50% at March 31, 1998). During the first quarter of 1998, the Company entered into a seven year interest rate swap agreement on $10.0 million of its floating rate endebtedness thereby fixing the all-in interest rate at 6.644%.

(3) Excludes Valencia Town Center as the Company is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

(4) The loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR + 1.500% (6.8125% and 7.1875%, respectively at March 31, 1998).

(5) The loan matures on July 1, 2002; however, it may be extended for three one-year periods.


     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS. Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of funds from operations:


                                                         THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ----------------------------
                                                      1998             1997
                                                  ----------      ------------
Income before minority interest and
  extraordinary item                              $    6,537      $      6,222
Plus depreciation and amortization                     9,769             6,570
Plus Company's share of depreciation and
  amortization from unconsolidated
  partnerships and the Management Company              2,294             1,080
Less preferred unit distribution and
  preferred stock dividends                           (2,111)             (490)
                                                  ----------      ------------

Total funds from operations                       $   16,489      $     13,382
                                                  ==========      ============

Company's share of funds from operations (a)      $   11,025      $      9,385
                                                  ==========      ============


 (a) Based upon a weighted average of 26,500,221 and 24,552,791 common shares and units outstanding for the three months ended March 31, 1998 and 1997, respectively. Total common shares and units outstanding at March 31, 1998 and 1997, were 26,524,465 and 24,598,170, respectively.


     FUNDS AVAILABLE FOR DISTRIBUTION. The chart below shows the calculation of funds available for distribution:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Total funds from operations                       $     16,489    $     13,382
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and related
  interest                                                 813             822
Plus adjustment to reflect actual cash
  received from the Management Company                     809             125
Plus write-off of assets                                    81              21
Less straight-line rent adjustments (a)                   (551)          (313)
                                                  ------------    -----------

Total funds available for distribution            $     17,641    $    14,037
                                                  ============    ===========

Company's share of funds available for
  distribution (b)                                $     11,795   $      9,844
                                                  ============   ============


 (a) Includes the Company's share of unconsolidated partnerships.

 (b) Based upon a weighted average of 26,500,221 and 24,552,791 common shares and units outstanding for the three months ended March 31, 1998 and 1997, respectively. Total common shares and units outstanding at March 31, 1998 and 1997, were 26,524,465 and 24,598,170, respectively.


     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 6.9% to $502 million in the three months ended March 31, 1998 from $469 million in the three months ended March 31, 1997, including 1997 acquisitions and developments. Excluding the development of Wolfchase Galleria, aggregate sales volume increased 5.1% in the first quarter of 1998. Mall tenant sales (excluding anchors and movie theaters) have increased 8.7% to $358 million in the three months ended March 31, 1998 from $329 million in the same period for 1997, including 1997 acquisitions and development. Excluding Wolfchase Galleria, mall tenant sales increased 6.5% in the first quarter of 1998. Comparable reported mall tenant sales increased 4.5% in the three months ended March 31, 1998 compared to the same period for 1997. Sales per square foot for the rolling twelve months ended March 31, 1998 were $365 compared to $361 for the twelve months ended December 31, 1997 and $350 for the twelve months ended March 31, 1997. Excluding 1997 acquisitions, sales per square foot for the twelve months ended March 31, 1998 were $369. All sales per square foot figures exclude Wolfchase Galleria.

     OCCUPANCY. The mall GLA was 90.4% occupied at March 31, 1998 as compared to 91.6% at December 31, 1997 and 90.8% at March 31, 1997. The mall GLA was 92.3% leased at March 31, 1998.


     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Shopping center revenues increased $13.2 million to $46.5 million in the three months ended March 31, 1998 from $33.3 million in the three months ended March 31, 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for the entire quarter in 1998 as compared to a partial quarter in 1997.

     Shopping center expenses, including depreciation and amortization, increased $8.8 million to $27.9 million in the three months ended March 31, 1998 from $19.1 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for the entire quarter in 1998 as compared to a partial quarter in 1997.

     Mortgage and other interest increased $3.8 million to $10.8 million in the three months ended March 31, 1998 from $7.0 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for the entire quarter in 1998 as compared to a partial quarter in 1997.

     Income from unconsolidated partnerships increased $1.0 million to $1.9 million in the three months ended March 31, 1998 from $.9 million in the same period for 1997. This increase was primarily attributable to the Company's investment in a partnership resulting in a preferred 50% ownership interest in San Francisco Shopping Centre on June 17, 1997 and the purchase of a one-third equity interest in Copley Place on August 1, 1997.

     Income from the Management Company decreased $.6 million to a $.8 million loss in the three months ended March 31, 1998 from a $.2 million loss in the same period for 1997. This decrease was primarily attributable to an increase in payroll expense as a result of the incentive unit program and an increase in depreciation expense as a result of the purchase of computer hardware and software during 1997.

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

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       4.1    Stock Certificate is hereby incorporated by reference to
              Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

       4.2 Credit Agreement among Urban Shopping Centers, L.P., Union Bank of Switzerland (New York Branch), Morgan Guaranty Trust Company of New York and the several Lenders is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q (File No. 1-2278) filed on November 9, 1995

       4.3 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.4 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.5 Promissory Note B dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.6 Mortgage, Security Agreement and Assignment of Rents dated as of November 3, 1997 made by LaSalle National Bank and Oak Brook Urban Venture, L.P. to and with USC Oakbrook, Inc., Goldman
              Sachs Mitsui Marine Derivative Products, L.P. and Teachers' Retirement System of the State of Illinois is hereby incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K (File No. 1-12278) filed on March 27, 1998

       4.7 Fifth Amendment to Loan Agreement dated December 11, 1997 by and among The Prudential Insurance Company of America, Old Orchard Urban Limited Partnership and American National Bank and Trust Company of Chicago is hereby incorporated by reference to
              Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 27, 1998

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

  (b)  No reports on Form 8-K were filed during the first quarter of 1998.


  Item 7a.  Quantitative And Qualitative Disclosures About Market Risk

  Not applicable.

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        URBAN SHOPPING CENTERS, INC.




                        By:  ADAM S. METZ
                             Executive Vice President, Chief Financial
                             Officer, Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  May 7, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             ADAM S. METZ
                             Executive Vice President, Chief Financial
                             Officer, Director of Acquisitions and Chief
                             Accounting Officer
                      Date:  May 7, 1998