Form 10-Q
period 1998-06-30
URBAN SHOPPING CENTERS INC
filed 1998-08-14
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              Quarterly Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the quarter
ended June 30, 1998                 Commission file number 1-12278




                     URBAN SHOPPING CENTERS, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)



        Maryland                               36-3886885
------------------------                    -------------------
(State of incorporation)                    (I.R.S. Employer
                                            Identification No.)



900 North Michigan Avenue, Suite 1500, Chicago, Illinois    60611
--------------------------------------------------------  ----------
  (Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code (312) 915-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]   No  [      ]


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on August 7, 1998 were 17,335,634 and 407,935, respectively.

                           TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements  . . . . . . . . . . . . .      3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations .     14


PART II    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote
           of Security Holders . . . . . . . . . . . . . .     24

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . .     25

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . .     28

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      URBAN SHOPPING CENTERS, INC.

                                       CONSOLIDATED BALANCE SHEETS

                                   JUNE 30, 1998 AND DECEMBER 31, 1997

                                               (UNAUDITED)

                                 ($000's omitted, except share amounts)

                                                 ASSETS
                                                 ------
                                                                           JUNE 30,      DECEMBER 31,
                                                                            1998            1997
                                                                        -------------    -----------
Investment properties:
  Land, including peripheral land parcels. . . . . . . . . . . . . .     $    152,913    $   152,913
  Buildings and improvements . . . . . . . . . . . . . . . . . . . .        1,075,569      1,072,673
  Equipment, furniture and fixtures. . . . . . . . . . . . . . . . .            3,219          3,297
  Construction in progress . . . . . . . . . . . . . . . . . . . . .           12,943          6,025
                                                                         ------------    -----------
                                                                            1,244,644      1,234,908
  Accumulated depreciation . . . . . . . . . . . . . . . . . . . . .         (144,462)      (125,594)
                                                                         ------------    -----------
    Investment properties, net of accumulated depreciation . . . . .        1,100,182      1,109,314
Investments in unconsolidated partnerships . . . . . . . . . . . . .          130,713        118,800
Investment in the Management Company . . . . . . . . . . . . . . . .           16,100         15,058
Cash, cash equivalents and short-term investments. . . . . . . . . .            1,267          1,268
Interest, rents and other receivables. . . . . . . . . . . . . . . .           19,216         21,096
Deferred expenses and other assets . . . . . . . . . . . . . . . . .           16,258         15,440
                                                                         ------------    -----------
                                                                         $  1,283,736    $ 1,280,976
                                                                         ============    ===========





                                      URBAN SHOPPING CENTERS, INC.

                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------

                                                                           JUNE 30,      DECEMBER 31,
                                                                            1998            1997
                                                                        -------------    -----------

Liabilities:
  Mortgage notes payable . . . . . . . . . . . . . . . . . . . . . .      $   675,315    $   666,908
  Land sale-leaseback proceeds . . . . . . . . . . . . . . . . . . .           75,000         75,000
  Deferred lease accrual . . . . . . . . . . . . . . . . . . . . . .           19,663         18,593
  Accounts payable and other liabilities . . . . . . . . . . . . . .           42,778         38,538
  Investments in unconsolidated partnerships . . . . . . . . . . . .           40,863         39,665

  Commitments and contingencies
                                                                          -----------    -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . .          853,619        838,704

Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .          128,406        132,616

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, issued and outstanding 2,999,400 shares in 1998 and 1997
    (liquidation preference of $100,000) . . . . . . . . . . . . . .               30             30
  Common stock, $.01 par value, authorized 140,000,000 shares, issued and outstanding 17,335,634 shares in 1998 and
    17,259,408 shares in 1997. . . . . . . . . . . . . . . . . . . .              173            173
  Unit voting stock, $.01 par value, authorized 5,000,000 shares,
    issued and outstanding 407,935 shares in 1998 and 1997 . . . . .                4              4
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . .          461,392        459,738
  Retained earnings (deficit). . . . . . . . . . . . . . . . . . . .         (159,888)      (150,289)
                                                                         ------------    -----------

          Total stockholders' equity . . . . . . . . . . . . . . . .          301,711        309,656
                                                                         ------------    -----------

                                                                         $  1,283,736    $ 1,280,976
                                                                         ============    ===========






See accompanying notes to consolidated financial statements.

                                      URBAN SHOPPING CENTERS, INC.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                               (UNAUDITED)
                                 ($000's omitted, except share amounts)



                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                                -------------------------- --------------------------
                                                     1998          1997         1998          1997
                                                 -----------    ----------  -----------    ----------
Revenues:
  Shopping center revenues:
    Minimum rents. . . . . . . . . . . . . . . . $    29,496    $   23,294   $   58,852    $   44,768
    Percentage rents . . . . . . . . . . . . . .       1,449         1,252        2,692         2,220
    Recoveries from tenants. . . . . . . . . . .      15,280        11,331       30,174        21,643
    Other. . . . . . . . . . . . . . . . . . . .       1,202         1,102        2,228         1,680
                                                  ----------    ----------   ----------    ----------
                                                      47,427        36,979       93,946        70,311

  Interest income. . . . . . . . . . . . . . . .         445           377          834           763
                                                  ----------    ----------   ----------    ----------

                                                      47,872        37,356       94,780        71,074
                                                  ----------    ----------   ----------    ----------

Expenses:
  Shopping center expenses . . . . . . . . . . .      17,189        12,465       34,823        24,370
  Mortgage and other interest. . . . . . . . . .      10,632         8,053       21,466        15,050
  Ground rent. . . . . . . . . . . . . . . . . .       1,212         1,181        2,400         2,397
  Depreciation and amortization. . . . . . . . .      10,383         7,897       20,697        15,056
  General and administrative . . . . . . . . . .       1,083           751        2,418         1,709
  Write-off of assets. . . . . . . . . . . . . .          32             1          113            22
                                                  ----------    ----------   ----------    ----------
                                                      40,531        30,348       81,917        58,604
                                                  ----------    ----------   ----------    ----------





                                      URBAN SHOPPING CENTERS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                                -------------------------- --------------------------
                                                     1998          1997         1998          1997
                                                 -----------    ----------  -----------    ----------
          Operating income . . . . . . . . . . .       7,341         7,008       12,863        12,470

Income from unconsolidated partnerships. . . . .       2,830         1,256        4,680         2,166
Loss from the Management Company . . . . . . . .        (511)         (223)      (1,346)         (373)
                                                 -----------   -----------  -----------   -----------

          Income before other gains, minority
            interest and extraordinary items . .       9,660         8,041       16,197        14,263

Other gains. . . . . . . . . . . . . . . . . . .         479         1,821          479         1,821
Minority interest. . . . . . . . . . . . . . . .      (3,224)       (3,140)      (5,221)       (5,540)
                                                 -----------   -----------  -----------   -----------

          Income before extraordinary items. . .       6,915         6,722       11,455        10,544

Extraordinary items from consolidated and
 unconsolidated partnerships (net of minority
 interest) . . . . . . . . . . . . . . . . . . .       --             (207)       --             (295)
                                                 -----------   -----------  -----------   -----------

          Net income . . . . . . . . . . . . . .       6,915         6,515       11,455        10,249

Dividends on preferred stock . . . . . . . . . .      (1,575)        --          (3,196)        --
                                                 -----------   -----------  -----------   -----------
          Income applicable to common and
            unit voting common stock . . . . . . $     5,340   $     6,515  $     8,259   $    10,249
                                                 ===========   ===========  ===========   ===========





                                      URBAN SHOPPING CENTERS, INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                                -------------------------- --------------------------
                                                     1998          1997         1998          1997
                                                 -----------    ----------  -----------    ----------
Basic income per common and unit voting
 common share:
  Before extraordinary items . . . . . . . . . . $       .30   $       .39  $       .47   $       .61
  Extraordinary items. . . . . . . . . . . . . .       --             (.01)       --             (.02)
                                                 -----------   -----------  -----------   -----------
          Net income . . . . . . . . . . . . . . $       .30   $       .38  $       .47   $       .59
                                                 ===========   ===========  ===========   ===========

Diluted income per common and unit voting
 common share:
  Before extraordinary items . . . . . . . . . . $       .30   $       .39  $       .47   $       .61
  Extraordinary items. . . . . . . . . . . . . .       --             (.01)       --             (.02)
                                                 -----------   -----------  -----------   -----------
          Net income . . . . . . . . . . . . . . $       .30   $       .38  $       .47   $       .59
                                                 ===========   ===========  ===========   ===========

Weighted average common and
  unit voting common stock outstanding . . . . .  17,743,463    17,332,715   17,731,318    17,276,063
                                                 ===========   ===========  ===========   ===========

Dividends declared and paid per common and unit
  voting common share. . . . . . . . . . . . . . $     .5250   $     .5075  $    1.0500   $    1.0150
                                                 ===========   ===========  ===========   ===========













See accompanying notes to consolidated financial statements.

                                      URBAN SHOPPING CENTERS, INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                               (UNAUDITED)
                                 ($000's omitted, except share amounts)


                                                                               1998          1997
                                                                           ------------  ------------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    11,455   $    10,249
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . .         20,697        15,056
    Write-off of assets. . . . . . . . . . . . . . . . . . . . . . . . .            113            22
    Provision for losses on accounts receivable. . . . . . . . . . . . .            983           512
    Income from unconsolidated partnerships. . . . . . . . . . . . . . .         (4,680)       (2,166)
    Loss from the Management Company . . . . . . . . . . . . . . . . . .          1,346           373
    Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .          5,221         5,540
    Deferred lease accrual . . . . . . . . . . . . . . . . . . . . . . .          1,070         1,170
    Extraordinary items. . . . . . . . . . . . . . . . . . . . . . . . .          --              295
    Other gains. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (479)       (1,821)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (791)         (676)
  Other changes in assets and liabilities:
    Interest, rents and other receivables. . . . . . . . . . . . . . . .          1,462          (407)
    Deferred expenses and other assets . . . . . . . . . . . . . . . . .            579          (334)
    Accounts payable and other liabilities . . . . . . . . . . . . . . .          4,915         9,408
                                                                            -----------   -----------
          Net cash provided by operating activities. . . . . . . . . . .         41,891        37,221
                                                                            -----------   -----------






                                      URBAN SHOPPING CENTERS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                               1998          1997
                                                                           ------------  ------------
Cash flows from investing activities:
  Additions to investment properties, net of change in related payables.        (10,815)      (25,929)
  Acquisition of partnership interest. . . . . . . . . . . . . . . . . .          --          (31,400)
  Acquisition of land parcel . . . . . . . . . . . . . . . . . . . . . .          --           (3,388)
  Proceeds from the sale of development parcels, net of selling costs. .            490         2,296
  Cash contributions to unconsolidated partnerships and the
    Management Company . . . . . . . . . . . . . . . . . . . . . . . . .        (15,401)       (4,544)
  Cash distributions from unconsolidated partnerships and the
    Management Company . . . . . . . . . . . . . . . . . . . . . . . . .          7,486         3,743
  Increase in restricted cash. . . . . . . . . . . . . . . . . . . . . .         (2,530)          (70)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3)         (427)
                                                                            -----------   -----------
          Net cash used in investing activities. . . . . . . . . . . . .        (20,773)      (59,719)
                                                                            -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of debt, net of issuance costs. . . . . . . . .         58,648       152,026
  Proceeds from issuance of Common Stock under option plan
    and unit incentive plan. . . . . . . . . . . . . . . . . . . . . . .          1,871         4,478
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . . . . . .        (50,443)     (110,230)
  Cash distributions to common unitholders . . . . . . . . . . . . . . .         (9,220)       (7,406)
  Cash distributions to preferred unitholders. . . . . . . . . . . . . .           (980)         (980)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,055)      (17,567)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57         --
                                                                            -----------   -----------
          Net cash provided by (used in) financing activities. . . . . .        (21,122)       20,321
                                                                            -----------   -----------

Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . .             (4)       (2,177)
Cash and cash equivalents at beginning of period . . . . . . . . . . . .          1,143         5,151
                                                                            -----------   -----------
Cash and cash equivalents at end of period . . . . . . . . . . . . . . .    $     1,139   $     2,974
                                                                            ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized.    $    20,846   $    14,480
                                                                            ===========   ===========



See accompanying notes to consolidated financial statements.

                     URBAN SHOPPING CENTERS, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND 1997

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


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

     For the three and six months ended June 30, 1998 and 1997, the common units, preferred units, preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the six months ended June 30, 1998 and 1997, the Company incurred interest of $23,094 and $16,141, respectively, and capitalized interest of $1,628 and $1,090, respectively.

     Cash and cash equivalents (which aggregated $1,139 and $1,143 at June 30, 1998 and December 31, 1997, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($0 and $207 at June 30, 1998 and December 31, 1997, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 and $125 at June 30, 1998 and December 31, 1997, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

                     URBAN SHOPPING CENTERS, INC.

                              (UNAUDITED)
                ($000's omitted, except share amounts)


(1)  Basis of Presentation (Continued)

     ACCOUNTING FOR DERIVATIVES

     The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These off-balance sheet derivatives are classified as synthetic alterations. The criteria that must be satisfied by synthetic alteration accounting are as follows:
(i) the liability to be converted has exposure to interest rate risk and
(ii) the derivative is designated and effective as a synthetic alteration of the liability.

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


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:

                                       June 30,    December 31,
                                        1998          1997
                                     -----------  -------------
Assets:
  Investment properties, net . . .   $   749,024    $   738,757
  Other assets . . . . . . . . . .        55,028         43,381
                                     -----------    -----------
Less liabilities:
  Mortgage notes payable . . . . .       561,078        562,251
  Other liabilities. . . . . . . .        42,548         29,617
                                     -----------    -----------
     Total capital                       200,426        190,270

Less: Outside partners' capital. .       110,576        111,135
                                     -----------    -----------
     Total investments in
       unconsolidated partnerships   $    89,850    $    79,135
                                     ===========    ===========
Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships. $ 130,713 $ 118,800 Liabilities - Investments in
      unconsolidated partnerships.        40,863         39,665
                                     -----------    -----------
                                     $    89,850    $    79,135
                                     ===========    ===========

                     URBAN SHOPPING CENTERS, INC.

                              (UNAUDITED)
                ($000's omitted, except share amounts)


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                         Six Months Ended
                                             June 30,
                                    ---------------------------
                                         1998           1997
                                     -----------    -----------
Revenues:
  Shopping centers . . . . . . . .   $    79,581    $    41,027
  Interest income. . . . . . . . .           460            230
                                     -----------    -----------
                                          80,041         41,257
                                     -----------    -----------
Expenses:
  Shopping centers . . . . . . . .        36,185         18,414
  Mortgage and other interest and
    ground rent. . . . . . . . . .        21,572         11,937
  Depreciation and amortization. .        11,380          5,751
                                     -----------    -----------
                                          69,137         36,102
                                     -----------    -----------
        Income before other
          gains and extra-
          ordinary items . . . . .        10,904          5,155
Other gains. . . . . . . . . . . .           729          --
                                     -----------    -----------
        Income before
          extraordinary items. . .        11,633          5,155
Extraordinary items. . . . . . . .         --              (228)
                                     -----------    -----------
          Net income . . . . . . .   $    11,633    $     4,927
                                     ===========    ===========

Company's share of:
  Mortgage and other interest and
    ground rent. . . . . . . . . .   $     9,557    $     5,099
  Depreciation and amortization. .         4,908          2,415
  Other gains. . . . . . . . . . .           292          --
  Income before extraordinary items        4,680          2,166
                                     ===========    ===========


(3)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                       June 30,    December 31,
                                        1998          1997
                                     -----------  -------------
Assets:
  Investments in land parcels. . .   $    27,387    $    27,451
  Cash, cash equivalents and
    short-term investments . . . .         1,850          1,805
  Receivables and deferred expenses       18,055         16,097
                                     -----------    -----------
                                     $    47,292    $    45,353
                                     ===========    ===========

                     URBAN SHOPPING CENTERS, INC.

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

                              (UNAUDITED)
                ($000's omitted, except share amounts)


(3)  INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                       June 30,    December 31,
                                        1998          1997
                                     -----------  -------------
Liabilities:
  Notes payable. . . . . . . . . .   $    70,000    $    70,000
  Accounts payable and
    other liabilities. . . . . . .         5,975          5,652
                                     -----------    -----------
                                          75,975         75,652
Owners' deficit. . . . . . . . . .       (28,683)       (30,299)
                                     -----------    -----------
                                     $    47,292    $    45,353
                                     ===========    ===========

                                         Six Months Ended
                                             June 30,
                                    ---------------------------
                                         1998           1997
                                     -----------    -----------
Revenues:
  Management, leasing and
    development services . . . . .   $    18,828    $    17,787
  Interest income. . . . . . . . .           382            102
                                     -----------    -----------
                                          19,210         17,889
                                     -----------    -----------
Expenses:
  Management, leasing and
    development services . . . . .        17,262         15,329
  Mortgage and other interest. . .         2,843          2,854
  Land parcels . . . . . . . . . .           452            106
  Depreciation and amortization. .           710            219
                                     -----------    -----------
                                          21,267         18,508
                                     -----------    -----------
          Operating loss . . . . .        (2,057)          (619)

Income tax benefit . . . . . . . .           548            137
                                     -----------    -----------

          Net loss . . . . . . . .   $    (1,509)   $      (482)
                                     ===========    ===========


(4)  SALE OF INVESTMENT PROPERTY

     On April 30, 1998, the Company completed an outparcel of land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $490 and recognized a gain of $479 for financial reporting purposes.

     On May 27, 1997, the Company completed an outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $2,296 and recognized a gain of $1,821 for financial reporting purposes.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $4.7 million in the six months ended June 30, 1998 from the six months ended June 30, 1997. This increase was primarily attributable to an increase in rental operations as discussed below.

     Net cash flows used in investing activities decreased $38.9 million in the six months ended June 30, 1998 from the six months ended June 30, 1997.

This decrease was primarily attributable to (i) a decrease in additions to investment properties at Wolfchase Galleria resulting from its completion and opening on February 26, 1997, (ii) the purchase of a preferred 50% interest in San Francisco Shopping Centre on June 17, 1998 and (iii) the purchase of land in Roseville, California on June 24, 1997. These decreases were partially offset by (i) an increase in cash contributions to Citrus Park Venture and (ii) an increase in cash distributions from San Francisco Shopping Centre, Copley Place and Coral Square Mall.

     Net cash flows from financing activities decreased $41.4 million in the six months ended June 30, 1998 from the six months ended June 30, 1997.

This decrease was primarily attributable to (i) an increase in the dividends paid resulting from the issuance of additional shares of common stock, unit voting common stock and preferred stock from the second quarter of 1997 through the second quarter of 1998, (ii) an increase in the distributions paid resulting from the issuance of common and preferred units in connection with certain of the Company's 1997 acquisitions, (iii) an increase in the quarterly distribution and dividend per unit and share, respectively, beginning in the first quarter of 1998, (iv) a decrease in the proceeds from shares of common stock issued during the first six months of 1998 as compared to the first six months of 1997 and (v) a decrease in the net fundings of the construction loan at Wolfchase Galleria due to the repayment of the construction loan during the second quarter of 1997.

     At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $1.3 million.

     On June 5, 1998, the Company paid $10.9 million to common and preferred shareholders as a dividend of $.5250 per share representing its first quarter 1998 dividend. On June 5, 1998, the Operating Partnership paid $4.6 million to its limited partners as a distribution of $.5250 per unit representing its first quarter 1998 distribution.

     CAPITALIZATION. At June 30, 1998, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $962.4 million of which $927.0 million is fixed rate debt and $35.4 million is floating rate debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. As of June 30, 1998, $2.6 million was outstanding on this line of credit. As of June 30, 1998, $42.8 million was outstanding on the Company's $90.0 million secured, revolving line of credit. Subsequent to the end of the second quarter of 1998, the Company executed a construction loan commitment with a lender in the amount of $86.1 million to finance the remaining construction costs at Citrus Park Town Center. The loan was initially funded on August 7, 1998 and matures in two years; however, it may be extended for three one-year periods. The current interest rate on the loan is LIBOR + 1.20%. During the second quarter of 1998, the Company entered into an interest rate swap agreement with a maturity date of December 1, 2005 for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% commencing May 1, 1998. In addition, during the second quarter, the Company entered into an $80.0 million ten-year treasury lock with an expiration date of September 14, 1999. This treasury lock will be used in connection with the permanent financing anticipated for Citrus Park Town Center. The transaction fixes the base rate for a ten-year financing at 5.485%. During the first quarter of 1998, the Company entered into a seven year interest rate swap agreement on $10.0 million of its floating rate indebtedness thereby fixing the base rate at 5.794%.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At June 30, 1998, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 50%, as illustrated by the table at the end of liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     The Company's current development project is the approximate 1.1 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Anchor stores for the project are Burdines, Dillard's, JCPenney and Sears. Citrus Park is scheduled to open in March 1999. In addition, an approximate 350,000 square foot community center opposite the regional mall, The Plaza at Citrus Park, is scheduled to open in May 1999. Currently this project is owned 50% by the Company and 50% by the Management Company. However, the Company has the right to acquire the Management Company's economic interest in the project. A bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD"). The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit which supports the bonds.

     The Company's next planned development project is scheduled to be the Galleria at Roseville in Roseville, California, which is near Sacramento. Current plans for Roseville to open in Fall 2000 are progressing on schedule. Groundbreaking for the center is scheduled for September 1998. Macy's, Nordstrom and Sears have already committed to be three of the anchor stores for the approximate 1.1 million square foot mall. Negotiations are underway with one additional anchor.

     As of the date of this report, there are approximately twenty-five and thirty acres, respectively, at Brandon Town Center and Wolfchase Galleria available for future sale or development.

                                                              100%                       Pro Rata
                                                           Balance of                    Share of
($000's omitted,                               Annual       Mortgage                     Mortgage
except share and             Maturity         Interest        Notes       Ownership       Notes
per share amounts)             Date             Rate         Payable      Interest       Payable
-----------------------     ----------       ----------    ----------    ----------    -----------
Consolidated Entities:
 Old Orchard Center          Dec. 2009       6.9800%         $167,158        100.0%     $  167,158
 Oakbrook Center             Oct. 2004       6.1375%          140,000        100.0%        140,000
 MainPlace                   Oct. 1998       6.2500%(1)        80,000        100.0%         80,000
 Wolfchase Galleria          June 2007       7.8000%           79,365        100.0%         79,365
 Fox Valley Center           Nov. 2006       6.7500%           85,528        100.0%         85,528
 Hawthorn Center             Nov. 2008       6.7500%           77,864        100.0%         77,864
 Operating Partnership             (2)           (2)           45,400        100.0%         45,400
-------------------------------------------------------------------------------------------------------------
                                                              675,315                      675,315
Unconsolidated Entities: (3)
 Water Tower Place           Feb. 1999(4)        (4)          170,000         55.0%         93,500
 Coral Square Mall           Dec. 2000       7.4000%           53,300         50.0%         26,650
 Miami International Mall    Dec. 2003       6.9100%           46,751         40.0%         18,700
 San Francisco Shopping CentreJuly 2002(5)   6.9045%           53,531         50.0%         26,766
 Copley Place                Aug. 2007       7.4400%          193,494         33.3%         64,498
 Management Company          Aug. 2001       7.5400%           51,000         95.0%         48,450
 Management Company         Sept. 2001       7.0000%            9,000         95.0%          8,550
-------------------------------------------------------------------------------------------------------------
                                                              577,076                      287,114
-------------------------------------------------------------------------------------------------------------
Company debt                                                                            $  962,429
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                          $   28,000
Convertible preferred stock
 (convertible into 2,999,400
 shares of common stock)                                                                $  100,000
-------------------------------------------------------------------------------------------------------------
Market value of equity interests
 as of June 30, 1998, based upon
 26,524,605 common shares, unit
 voting common shares and common
 units at $31.50 per share/unit                                                         $  835,525
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                             $1,925,954
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                50%
-------------------------------------------------------------------------------------------------------------

     (1) During the second quarter, the Company entered into an interest rate swap agreement with a maturity date of December 1, 2005 for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% which commenced on May 1, 1998. The Company expects to refinance the MainPlace indebtedness on a long-term basis upon maturity.

     (2) Includes $42.8 million outstanding under the Company's $90.0 million secured revolving line of credit. The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is currently subject to a floating rate of 0.85% over LIBOR (6.5063% at June 30, 1998). Also, includes $2.6 million outstanding under the Company's $7.5 million unsecured revolving line of credit bearing interest at the reference rate minus 1.50% (6.50% at June 30, 1998). During the first quarter of 1998, the Company entered into a seven year interest rate swap agreement on $10.0 million of its floating rate indebtedness thereby fixing the all-in interest rate at 6.644%.

     (3) Excludes Valencia Town Center as the Company is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

     (4) The loan matures on February 1, 1999; however, it may be extended for two one-year periods. Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR + 1.500% (6.7813% and 7.1563%, respectively at June 30, 1998).

     (5) The loan matures on July 1, 2002; however, it may be extended for three one-year periods.



     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS. Funds from the operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of funds from operations:


                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                    JUNE 30,
                                                -------------------------- --------------------------
                                                     1998          1997         1998          1997
                                                 -----------    ----------  -----------    ----------
Income before minority interest and
  extraordinary items. . . . . . . . . . . . . .  $   10,139    $    9,862   $   16,676    $   16,084
Plus depreciation and amortization . . . . . . .       9,831         7,169       19,600        13,739
Plus Company's share of depreciation
 and amortization from unconsolidated
 partnerships and the Management Company . . . .       2,317         1,167        4,611         2,247
Less preferred unit distributions and
  preferred stock dividends. . . . . . . . . . .      (2,065)         (490)      (4,176)         (980)
                                                  ----------    ----------   ----------    ----------
Total funds from operations. . . . . . . . . . .  $   20,222    $   17,708   $   36,711    $   31,090
                                                  ==========    ==========   ==========    ==========
Company's share of funds from operations (a) . .  $   13,527    $   12,465   $   24,552    $   21,844
                                                  ==========    ==========   ==========    ==========





    (a)  Based upon a weighted average of 26,524,505 and 26,512,430 common shares and units outstanding for the three and six months ended June 30, 1998, respectively and 24,623,409 and 24,588,295 for the three and six months ended June 30, 1997.  Total common shares and units outstanding at June 30, 1998 and 1997, were 26,524,605 and
24,650,809, respectively.







     FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                -------------------------- --------------------------
                                                     1998          1997         1998          1997
                                                 -----------    ----------  -----------    ----------

Total funds from operations. . . . . . . . . . .  $   20,222    $   17,708   $   36,711    $   31,090
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and related
  interest . . . . . . . . . . . . . . . . . . .         820           829        1,633         1,651
Plus adjustment to reflect actual cash
  received from the Management Company . . . . .         482           197        1,291           322
Plus write-off of assets . . . . . . . . . . . .          32             1          113            22
Less straight-line rent adjustments (a). . . . .        (420)         (433)        (971)         (746)
                                                  ----------    ----------   ----------    ----------

Total funds available for distribution
  including other gains. . . . . . . . . . . . .      21,136        18,302       38,777        32,339

Less other gains (a) . . . . . . . . . . . . . .        (771)       (1,821)        (771)       (1,821)
                                                  ----------    ----------   ----------    ----------

Total funds available for distribution
  excluding other gains. . . . . . . . . . . . .  $   20,365    $   16,481   $   38,006    $   30,518
                                                  ==========    ==========   ==========    ==========

Company's share of funds available for
  distribution including other gains (b) . . . .  $   14,139    $   12,883   $   25,934    $   22,721
                                                  ==========    ==========   ==========    ==========

Company's share of funds available for
  distribution excluding other gains (b) . . . .  $   13,623    $   11,601   $   25,418    $   21,442
                                                  ==========    ==========   ==========    ==========


    (a)  Includes the Company's share of unconsolidated partnerships.

    (b)  Based upon a weighted average of 26,524,505 and 26,512,430 common shares and units outstanding for the three and six months ended June 30, 1998, respectively and 24,623,409 and 24,588,295 for the three and six months ended June 30, 1997.  Total common shares and units outstanding at June 30, 1998 and 1997 were 26,524,605 and
24,650,809, respectively.


     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 5.7% to $581 million in the three months ended June 30, 1998 from $549 million in the three months ended June 30, 1997. Mall tenant sales (excluding anchors and movie theaters) have increased 6.7% to $406 million in the three months ended June 30, 1998 from $380 million in the same period for 1997. Comparable reported mall tenant sales increased 5.2% in the six months ended June 30, 1998 compared to the same period for 1997. Sales per square foot for the rolling twelve months ended June 30, 1998 were $371 compared to $365 for the twelve months ended March 31, 1998 and $361 for the twelve months ended December 31, 1997. Excluding 1997 acquisitions, sales per square foot for the twelve months ended June 30, 1998 were $374 compared to $351 for the twelve months ended June 30, 1997. All sales per square foot figures exclude Wolfchase Galleria.

     OCCUPANCY. The mall GLA was 90.6% occupied at June 30, 1998 as compared to 90.4% at March 31, 1998 and 91.5% at June 30, 1997. The mall GLA was 93.2% leased at June 30, 1998.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1997

     Shopping center revenues increased $23.6 million to $93.9 million in the six months ended June 30, 1998 from $70.3 million in the six months ended June 30, 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for six months in 1998 as compared to four months in 1997.

     Shopping center expenses, including depreciation and amortization, increased $16.1 million to $55.5 million in the six months ended June 30, 1998 from $39.4 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for six months in 1998 as compared to four months in 1997.

     Mortgage and other interest increased $6.4 million to $21.5 million in the six months ended June 30, 1998 from $15.1 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for six months in 1998 as compared to four months in 1997.

     General and administrative expenses increased $.7 million to $2.4 million in the six months ended June 30, 1998 from $1.7 million in the same period for 1997 as a result of additional compensation expense related to the Company's incentive unit program.

     Income from unconsolidated partnerships increased $2.5 million to $4.7 million in the six months ended June 30, 1998 from $2.2 million in the same period for 1997. This increase was primarily attributable to the Company's investment in a partnership resulting in a preferred 50% ownership interest in San Francisco Shopping Centre on June 17, 1997 and the purchase of a one-third equity interest in Copley Place on August 1, 1997.

     Income from the Management Company decreased $.9 million to a $1.3 million loss in the six months ended June 30, 1998 from a $.4 million loss in the same period for 1997. This decrease was primarily attributable to an increase in compensation expense as a result of the incentive unit program and an increase in depreciation expense as a result of the purchase of computer hardware and software during 1997.

     Other gains of $.5 million and $1.8 million for the six months ended June 30, 1998 and 1997, respectively, represent the gains on the sale of outparcels of land at Wolfchase Galleria.

     The extraordinary items (net of minority interest) of $.3 million in 1997 resulted from the write-off of deferred expenses and loan fees related to (i) repayment of debt at Water Tower Place and (ii) repayment of the construction loan at Wolfchase Galleria.

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

     Shopping center revenues increased $10.4 million to $47.4 million in the three months ended June 30, 1998 from $37.0 million in the three months ended June 30, 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     Shopping center expenses, including depreciation and amortization, increased $7.2 million to $27.6 million in the three months ended June 30, 1998 from $20.4 million in the same period for 1997. This increase was primarily a result of the Company acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     Mortgage and other interest increased $2.5 million to $10.6 million in the three months ended June 30, 1998 from $8.1 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     General and administrative expenses increased $.3 million to $1.1 million in the three months ended June 30, 1998 from $.8 million in the same period for 1997 as a result of additional compensation expense related to the Company's incentive unit program.

     Income from unconsolidated partnerships increased $1.5 million to $2.8 million in the three months ended June 30, 1998 from $1.3 million in the same period for 1997. This increase was primarily attributable to the Company's investment in a partnership resulting in a preferred 50% ownership interest in San Francisco Shopping Center on June 17, 1997 and the purchase of a one-third equity interest in Copley Place on August 1, 1997.

     Income from the Management Company decreased $.3 million to a $.5 million loss in the three months ended June 30, 1998 from a $.2 million loss in the same period for 1997. This decrease was primarily attributable to an increase in deprecation expense as a result of the purchase of computer hardware and software during 1997.

     Other gains of $.5 million and $1.8 million for the three months ended June 30, 1998 and 1997, respectively, represent the gains on the sale of outparcels of land at Wolfchase Galleria.

     The extraordinary items (net of minority interest) of $.2 million in 1997 resulted from the write-off of deferred expenses and loan fees related to the repayment of the construction loan at Wolfchase Galleria.

     EITF NO. 98-9 "ACCOUNTING FOR CONTINGENT RENT IN INTERIM FINANCIAL
PERIODS"

     On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on
Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods." The Task Force determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company implemented the consensus as of May 21, 1998, and it did not have a material effect on the Company's net income for the second quarter of 1998. This consensus affects timing of revenue recognition for interim financial periods and it is expected to have an effect on net income for the third and fourth quarters of 1998; however, it is not expected to have any effect on the Company's net income for the full calendar year 1998.

     SFAS NO. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING
ACTIVITIES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133), was issued by the FASB in June 1998. The effective date of this statement for the Company is January 1, 2000 and the Company does not anticipate earlier implementation. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities will be required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These derivatives are used to hedge cash flow exposure and under Statement 133 the effective portion of the gain or loss on the derivative instrument will be reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss will be reported in earnings immediately.

     The Company has not determined the impact that Statement 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

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

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 6, 1998, at the Company's annual meeting of shareholders, actions were taken on the election of directors and the ratification of independent auditors. The results of these actions are presented below.

Election of Directors:

                                 For               Withheld
                              ----------           --------
Neil G. Bluhm                 25,627,719             42,008
James B. Digney               25,634,319             35,408
Matthew S. Dominski           25,648,969             20,758
Susan Getzendanner            25,629,244             40,483
Judd D. Malkin                25,644,763             24,964
John E. Neal                  25,632,333             37,394
Phillip B. Rooney             25,632,933             36,794
John G. Schreiber             25,647,445             22,282
Henry T. Segerstrom           25,631,307             38,420


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

     Ratification of Appointment of KPMG Peat Marwick LLP as independent auditors for 1998:

          For                 Against           Abstain
      ----------              -------           -------

      25,633,109               16,312            20,306


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

       (b) No reports on Form 8-K were filed during the second quarter of 1998.


       Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

             Not applicable.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            URBAN SHOPPING CENTERS, INC.


                            By:      ADAM S. METZ
                                     Executive Vice President, Chief
                                     Financial Officer, Treasurer,
                                     Director of Acquisitions and Chief
                                     Accounting Officer
                            Date:    August 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                     ADAM S. METZ
                                     Executive Vice President, Chief
                                     Financial Officer, Treasurer,
                                     Director of Acquisitions and Chief
                                     Accounting Officer
                            Date:    August 13, 1998