Form 10-Q
period 1998-09-30
URBAN SHOPPING CENTERS INC
filed 1998-11-13
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter
ended September 30, 1998                 Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on November 6, 1998 were 17,341,968 and 407,935, respectively.

                             TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements  . . . . . . . . . . . . . . .     3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .    14


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .    25

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk . . . . . . . . . . . . . . . . . . . .    28

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                         URBAN SHOPPING CENTERS, INC.

                                          CONSOLIDATED BALANCE SHEETS

                                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                  (UNAUDITED)

                                    ($000's omitted, except share amounts)

                                                    ASSETS
                                                    ------
                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  1998            1997
                                                                              -------------    -----------
Investment properties:
  Land, including peripheral land parcels . . . . . . . . . . . . . . . .      $    152,913    $   152,913
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . . .         1,077,829      1,072,673
  Equipment, furniture and fixtures . . . . . . . . . . . . . . . . . . .             3,624          3,297
  Construction in progress. . . . . . . . . . . . . . . . . . . . . . . .            19,882          6,025
                                                                               ------------    -----------
                                                                                  1,254,248      1,234,908
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . .          (154,158)      (125,594)
                                                                               ------------    -----------
    Investment properties, net of accumulated depreciation. . . . . . . .         1,100,090      1,109,314
Investments in unconsolidated partnerships. . . . . . . . . . . . . . . .           127,614        118,800
Investment in the Management Company. . . . . . . . . . . . . . . . . . .            16,609         15,058
Cash, cash equivalents and short-term investments . . . . . . . . . . . .               921          1,268
Interest, rents and other receivables . . . . . . . . . . . . . . . . . .            21,448         21,096
Deferred expenses and other assets. . . . . . . . . . . . . . . . . . . .            17,191         15,440
                                                                               ------------    -----------
                                                                               $  1,283,873    $ 1,280,976
                                                                               ============    ===========





                                         URBAN SHOPPING CENTERS, INC.

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  1998            1997
                                                                              -------------    -----------

Liabilities:
  Mortgage notes payable. . . . . . . . . . . . . . . . . . . . . . . . .       $   679,476    $   666,908
  Land sale-leaseback proceeds. . . . . . . . . . . . . . . . . . . . . .            75,000         75,000
  Deferred lease accrual. . . . . . . . . . . . . . . . . . . . . . . . .            20,198         18,593
  Accounts payable and other liabilities. . . . . . . . . . . . . . . . .            44,207         38,538
  Investments in unconsolidated partnerships. . . . . . . . . . . . . . .            40,790         39,665

  Commitments and contingencies
                                                                                -----------    -----------
          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .           859,671        838,704

Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .           126,446        132,616

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, issued and outstanding 2,999,400 shares in 1998 and 1997
    (liquidation preference of $100,000). . . . . . . . . . . . . . . . .                30             30
  Common stock, $.01 par value, authorized 140,000,000 shares, issued and outstanding 17,339,968 shares in 1998 and
    17,259,408 shares in 1997 . . . . . . . . . . . . . . . . . . . . . .               173            173
  Unit voting stock, $.01 par value, authorized 5,000,000 shares,
    issued and outstanding 407,935 shares in 1998 and 1997. . . . . . . .                 4              4
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .           461,647        459,738
  Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .          (164,098)      (150,289)
                                                                               ------------    -----------

          Total stockholders' equity. . . . . . . . . . . . . . . . . . .           297,756        309,656
                                                                               ------------    -----------

                                                                               $  1,283,873    $ 1,280,976
                                                                               ============    ===========






See accompanying notes to consolidated financial statements.

                                         URBAN SHOPPING CENTERS, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                  (UNAUDITED)
                                    ($000's omitted, except share amounts)



                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                     --------------------------   --------------------------
                                                         1998           1997          1998           1997
                                                     -----------     ----------   -----------     ----------
Revenues:
  Shopping center revenues:
    Minimum rents . . . . . . . . . . . . . . . . .  $    29,389     $   23,344    $   88,241     $   68,112
    Percentage rents. . . . . . . . . . . . . . . .        1,188          1,518         3,880          3,738
    Recoveries from tenants . . . . . . . . . . . .       16,952         11,582        47,126         33,225
    Other . . . . . . . . . . . . . . . . . . . . .        1,237          1,000         3,465          2,680
                                                      ----------     ----------    ----------     ----------
                                                          48,766         37,444       142,712        107,755

  Interest income . . . . . . . . . . . . . . . . .          109            420           943          1,183
                                                      ----------     ----------    ----------     ----------

                                                          48,875         37,864       143,655        108,938
                                                      ----------     ----------    ----------     ----------

Expenses:
  Shopping center expenses. . . . . . . . . . . . .       18,587         12,503        53,410         36,873
  Mortgage and other interest . . . . . . . . . . .       10,930          8,740        32,396         23,790
  Ground rent . . . . . . . . . . . . . . . . . . .        1,109          1,162         3,509          3,559
  Depreciation and amortization . . . . . . . . . .       10,404          9,449        31,101         24,505
  General and administrative. . . . . . . . . . . .        1,212            677         3,630          2,386
  Write-off of assets . . . . . . . . . . . . . . .           70             47           183             69
                                                      ----------     ----------    ----------     ----------
                                                          42,312         32,578       124,229         91,182
                                                      ----------     ----------    ----------     ----------





                                         URBAN SHOPPING CENTERS, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                     --------------------------   --------------------------
                                                         1998           1997          1998           1997
                                                     -----------     ----------   -----------     ----------
          Operating income. . . . . . . . . . . . .        6,563          5,286        19,426         17,756

Income from unconsolidated partnerships . . . . . .        2,736          1,348         7,416          3,514
Income (loss) from the Management Company . . . . .          466            (16)         (880)          (389)
                                                     -----------    -----------   -----------    -----------

          Income before other gains, minority
            interest and extraordinary items. . . .        9,765          6,618        25,962         20,881

Other gains . . . . . . . . . . . . . . . . . . . .       --              1,852           479          3,673
Minority interest . . . . . . . . . . . . . . . . .       (3,082)        (3,080)       (8,303)        (8,620)
                                                     -----------    -----------   -----------    -----------

          Income before extraordinary items . . . .        6,683          5,390        18,138         15,934

Extraordinary items from consolidated and
 unconsolidated partnerships (net of minority
 interest). . . . . . . . . . . . . . . . . . . . .        --                 3         --              (292)
                                                     -----------    -----------   -----------    -----------

          Net income. . . . . . . . . . . . . . . .        6,683          5,393        18,138         15,642

Dividends on preferred stock. . . . . . . . . . . .       (1,575)         --           (4,771)         --
                                                     -----------    -----------   -----------    -----------
          Income applicable to common and
            unit voting common stock. . . . . . . .  $     5,108    $     5,393   $    13,367    $    15,642
                                                     ===========    ===========   ===========    ===========





                                         URBAN SHOPPING CENTERS, INC.

                               CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30                  SEPTEMBER 30
                                                     --------------------------   --------------------------
                                                         1998           1997          1998           1997
                                                     -----------     ----------   -----------     ----------
Basic income per common and unit voting
 common share:
  Before extraordinary items. . . . . . . . . . . .   $      .29    $       .31   $       .75    $       .92
  Extraordinary items . . . . . . . . . . . . . . .        --             --            --              (.02)
                                                     -----------    -----------   -----------    -----------
          Net income. . . . . . . . . . . . . . . .  $       .29    $       .31   $       .75    $       .90
                                                     ===========    ===========   ===========    ===========

Diluted income per common and unit voting
 common share:
  Before extraordinary items. . . . . . . . . . . .  $       .29    $       .31   $       .75    $       .92
  Extraordinary items . . . . . . . . . . . . . . .        --             --            --              (.02)
                                                     -----------    -----------   -----------    -----------
          Net income. . . . . . . . . . . . . . . .  $       .29    $       .31   $       .75    $       .90
                                                     ===========    ===========   ===========    ===========

Weighted average common and
  unit voting common stock outstanding. . . . . . .   17,745,261     17,539,686    17,736,017     17,364,903
                                                     ===========    ===========   ===========    ===========

Dividends declared and paid per common and
  unit voting common share. . . . . . . . . . . . .  $     .5250    $     .5075   $    1.5750    $    1.5225
                                                     ===========    ===========   ===========    ===========














See accompanying notes to consolidated financial statements.

                                         URBAN SHOPPING CENTERS, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                  (UNAUDITED)
                                    ($000's omitted, except share amounts)


                                                                                    1998            1997
                                                                                ------------    ------------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    18,138     $    15,642
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .         31,101          24,505
    Write-off of assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            183              69
    Provision for losses on accounts receivable . . . . . . . . . . . . . . .          1,138             663
    Income from unconsolidated partnerships . . . . . . . . . . . . . . . . .         (7,416)         (3,514)
    Loss from the Management Company. . . . . . . . . . . . . . . . . . . . .            880             389
    Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,303           8,620
    Deferred lease accrual. . . . . . . . . . . . . . . . . . . . . . . . . .          1,606           1,755
    Extraordinary items . . . . . . . . . . . . . . . . . . . . . . . . . . .          --                292
    Other gains . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (479)         (3,673)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,050)           (703)
  Other changes in assets and liabilities:
    Interest, rents and other receivables . . . . . . . . . . . . . . . . . .           (713)          1,599
    Deferred expenses and other assets. . . . . . . . . . . . . . . . . . . .         (1,090)         (1,017)
    Accounts payable and other liabilities. . . . . . . . . . . . . . . . . .          6,894           3,472
                                                                                 -----------     -----------
          Net cash provided by operating activities . . . . . . . . . . . . .         57,495          48,099
                                                                                 -----------     -----------






                                         URBAN SHOPPING CENTERS, INC.

                               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                    1998            1997
                                                                                ------------    ------------
Cash flows from investing activities:
  Additions to investment properties, net of change in related payables . . .        (20,764)        (33,748)
  Acquisition of partnership interest . . . . . . . . . . . . . . . . . . . .          --            (31,400)
  Acquisition of land parcel. . . . . . . . . . . . . . . . . . . . . . . . .          --             (3,388)
  Proceeds from the sale of investment property, net of selling costs . . . .          --             16,933
  Proceeds from the sale of development parcels, net of selling costs . . . .            490           2,296
  Cash contributions to unconsolidated partnerships and the
    Management Company. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,143)         (9,218)
  Cash distributions from unconsolidated partnerships and the
    Management Company. . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,881           4,841
  Increase in restricted cash . . . . . . . . . . . . . . . . . . . . . . . .         (2,425)          --
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (3)           (812)
                                                                                 -----------     -----------
          Net cash used in investing activities . . . . . . . . . . . . . . .        (24,964)        (54,496)
                                                                                 -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of debt, net of issuance costs . . . . . . . . . . .         86,506         170,756
  Proceeds from issuance of Common Stock under option plan and
    incentive unit plan . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,960           4,580
  Proceeds from issuance of Unit Voting Stock . . . . . . . . . . . . . . . .          --              1,938
  Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (74,157)       (128,103)
  Cash distributions to common unitholders. . . . . . . . . . . . . . . . . .        (13,830)        (11,879)
  Cash distributions to preferred unitholders . . . . . . . . . . . . . . . .         (1,470)         (1,470)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (31,947)        (26,506)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             57           --
                                                                                 -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . . .        (32,881)          9,316
                                                                                 -----------     -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . .           (350)          2,919
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . .          1,143           5,151
                                                                                 -----------     -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . .    $       793     $     8,070
                                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . .    $    31,538     $    22,491
                                                                                 ===========     ===========

See accompanying notes to consolidated financial statements.

                       URBAN SHOPPING CENTERS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1998 AND 1997

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


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), S. F. Shopping Centre Associates, L.P. ("San Francisco Shopping Centre"), Copley Place Associates, LLC ("Copley Place"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Citrus Park Venture Limited Partnership (formerly Citrus Park Venture) ("Citrus Park Town Center" and "Plaza at Citrus Park") and Urban Retail Properties Co. (the "Management Company").

     For the three and nine months ended September 30, 1998 and 1997, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the nine months ended September 30, 1998 and 1997, the Company incurred interest of $34,991 and $25,154, respectively, and capitalized interest of $2,595 and $1,364, respectively.

     Cash and cash equivalents (which aggregated $793 and $1,143 at September 30, 1998 and December 31, 1997, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($170 and $207 at September 30, 1998 and December 31, 1997, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 and $125 at September 30, 1998 and December 31, 1997, respectively. Cash equivalents and other short-term investments are held at cost which approximates market.

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(1)  Basis of Presentation (Continued)

     ACCOUNTING FOR DERIVATIVES

     The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These off-balance sheet derivatives are classified as hedges or synthetic alterations. The criteria that must be satisfied by synthetic alteration accounting are as follows: (i) the liability to be converted has exposure to interest rate risk and (ii) the derivative is designated and effective as a synthetic alteration of the liability.

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


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:

                                      September 30,    December 31,
                                          1998            1997
                                      -------------   -------------
Assets:
  Investment properties, net. . . . .    $   767,188    $   738,757
  Other assets. . . . . . . . . . . .         60,086         43,381
                                         -----------    -----------
Less liabilities:
  Mortgage notes payable. . . . . . .        585,361        562,251
  Other liabilities . . . . . . . . .         46,397         29,617
                                         -----------    -----------
     Total capital                           195,516        190,270

Less: Outside partners' capital . . .        108,692        111,135
                                         -----------    -----------
     Total investments in
       unconsolidated partnerships. .    $    86,824    $    79,135
                                         ===========    ===========
Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships . . $ 127,614 $ 118,800 Liabilities - Investments in
      unconsolidated partnerships . .         40,790         39,665
                                         -----------    -----------
                                         $    86,824    $    79,135
                                         ===========    ===========

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                             Nine Months Ended
                                               September 30,
                                        ---------------------------
                                             1998           1997
                                         -----------    -----------
Revenues:
  Shopping centers. . . . . . . . . .    $   120,156    $    75,063
  Interest income . . . . . . . . . .            883            417
                                         -----------    -----------
                                             121,039         75,480
                                         -----------    -----------
Expenses:
  Shopping centers. . . . . . . . . .         54,306         34,640
  Mortgage and other interest and
    ground rent . . . . . . . . . . .         32,481         21,702
  Depreciation and amortization . . .         16,821         10,895
                                         -----------    -----------
                                             103,608         67,237
                                         -----------    -----------
        Income before other
          gains and extra-
          ordinary items. . . . . . .         17,431          8,243
Other gains . . . . . . . . . . . . .            729          --
                                         -----------    -----------
        Income before
          extraordinary items . . . .         18,160          8,243
Extraordinary items . . . . . . . . .          --              (228)
                                         -----------    -----------
          Net income. . . . . . . . .    $    18,160    $     8,015
                                         ===========    ===========

Company's share of:
  Mortgage and other interest and
    ground rent . . . . . . . . . . .    $    14,353    $     9,557
  Depreciation and amortization . . .          7,252          4,635
  Other gains . . . . . . . . . . . .            292          --
  Income before extraordinary items .          7,416          3,514
                                         ===========    ===========


(3)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                       September 30,   December 31,
                                           1998           1997
                                       -------------  -------------
Assets:
  Investments in land parcels . . . .    $    27,387    $    27,451
  Cash, cash equivalents and
    short-term investments. . . . . .          1,674          1,805
  Receivables and deferred expenses .         18,937         16,097
                                         -----------    -----------
                                         $    47,998    $    45,353
                                         ===========    ===========

                       URBAN SHOPPING CENTERS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(3)  INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                       September 30,   December 31,
                                           1998           1997
                                       -------------  -------------
Liabilities:
  Notes payable . . . . . . . . . . .    $    70,000    $    70,000
  Accounts payable and
    other liabilities . . . . . . . .          5,962          5,652
                                         -----------    -----------
                                              75,962         75,652
Owners' deficit . . . . . . . . . . .        (27,964)       (30,299)
                                         -----------    -----------
                                         $    47,998    $    45,353
                                         ===========    ===========

                                             Nine Months Ended
                                               September 30,
                                        ---------------------------
                                             1998           1997
                                         -----------    -----------
Revenues:
  Management, leasing and
    development services. . . . . . .    $    29,206    $    26,795
  Interest income . . . . . . . . . .            418            123
                                         -----------    -----------
                                              29,624         26,918
                                         -----------    -----------
Expenses:
  Management, leasing and
    development services. . . . . . .         25,926         23,379
  Mortgage and other interest . . . .          3,806          4,273
  Land parcels. . . . . . . . . . . .          1,476            258
  Depreciation and amortization . . .          1,090            338
                                         -----------    -----------
                                              32,298         28,248
                                         -----------    -----------
          Operating loss. . . . . . .         (2,674)        (1,330)

Income tax benefit. . . . . . . . . .            711            687
                                         -----------    -----------

          Net loss. . . . . . . . . .    $    (1,963)   $      (643)
                                         ===========    ===========


(4)  SALE OF INVESTMENT PROPERTY

     On April 30, 1998, the Company completed an outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $490 and recognized a gain of $479 for financial reporting purposes.

     On May 27, 1997, the Company completed an outparcel land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $2,296 and recognized a gain of $1,821 for financial reporting purposes.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $9.4 million in the nine months ended September 30, 1998 from the nine months ended September 30, 1997. This increase was primarily attributable to an increase in rental operations as discussed below.

     Net cash flows used in investing activities decreased $29.5 million in the nine months ended September 30, 1998 from the nine months ended September 30, 1997. This decrease was primarily attributable to (i) a decrease in additions to investment properties at Wolfchase Galleria resulting from its completion and opening on February 26, 1997, (ii) the purchase of a preferred 50% interest in San Francisco Shopping Centre on June 17, 1997, (iii) the purchase of land in Roseville, California on June 24, 1997 and (iv) an increase in cash distributions from San Francisco Shopping Centre, Copley Place and Coral Square Mall. These decreases were partially offset by (i) an increase in cash contributions to Citrus Park Venture Limited Partnership and (ii) proceeds from the sale of the Burdines Store at Brandon TownCenter in September 1997.

     Net cash flows from financing activities decreased $42.2 million in the nine months ended September 30, 1998 from the nine months ended September 30, 1997. This decrease was primarily attributable to (i) an increase in the dividends paid resulting from the issuance of additional shares of common stock, unit voting common stock and convertible preferred stock from the third quarter of 1997 through the third quarter of 1998,
(ii) an increase in the distributions paid resulting from the issuance of common and convertible preferred units in connection with certain of the Company's 1997 acquisitions, (iii) an increase in the quarterly distribution and dividend per unit and share, respectively, beginning in the first quarter of 1998, (iv) a decrease in the proceeds from shares of common stock issued during the first nine months of 1998 as compared to the first nine months of 1997 and (v) a decrease in the net fundings of the construction loan at Wolfchase Galleria due to the repayment of the construction loan during the second quarter of 1997.

     At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $.9 million.

     On September 4, 1998, the Company paid $10.9 million to common and preferred shareholders as a dividend of $.5250 per share representing its second quarter 1998 dividend. On September 3, 1998, the Operating Partnership paid $4.6 million to its limited partners as a distribution of $.5250 per unit representing its second quarter 1998 distribution.

     CAPITALIZATION. At September 30, 1998, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $991.3 million of which $926.2 million is fixed rate debt and $65.1 million is floating rate debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. As of September 30, 1998, $4.9 million was outstanding on this line of credit. As of September 30, 1998, $45.3 million was outstanding on the Company's $90.0 million secured, revolving line of credit. During the third quarter of 1998, the Company executed a construction loan with a lender in the amount of $86.1 million to finance the remaining construction costs at Citrus Park Town Center. The loan was initially funded on August 7, 1998 and matures in two years; however, it may be extended for three one-year periods. The current interest rate on the loan is LIBOR + 1.20% (6.8875% at September 30, 1998). As of
September 30, 1998, $24.9 million was outstanding on the construction loan.

Subsequent to the third quarter of 1998, the Company completed an approximate one year extension of the $80.0 million MainPlace indebtedness.

The indebtedness is now scheduled to mature on September 30, 1999.  On
May 1, 1998, the Company entered into an interest rate swap agreement for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% through maturity. In addition, during the second quarter of 1998, the Company entered into an $80.0 million ten-year treasury lock with an expiration date of September 14, 1999. This treasury lock will be used in connection with the permanent financing anticipated for Citrus Park Town Center. The transaction fixes the base rate for a ten-year financing at 5.485%. During the first quarter of 1998, the Company entered into an interest rate swap agreement on $10.0 million of its floating rate indebtedness thereby fixing the all-in interest rate at 6.644% through the expected maturity date.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At September 30, 1998, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 50%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

     On November 13, 1997, the Company issued $100.0 million in cumulative convertible redeemable preferred stock ("Preferred Stock") with a liquidation preference of $33.34 per share. Quarterly dividends on the Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Preferred Stock is convertible. The Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $33.34 per share (subject to antidilution adjustments) at anytime after August 1998. After six years the Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $33.34 per share. The net proceeds of the issue, after deducting transaction costs, were used to fund a portion of the November 14, 1997 acquisitions of Fox Valley Center and Hawthorn Center. A registration statement relating to the resale of the Preferred Stock and the common stock into which it is convertible was declared effective on October 7, 1998.

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

     CAPITAL INVESTMENTS. On November 14, 1997, the Company acquired Fox Valley Center and Hawthorn Center. The Company is in the process of renovating Fox Valley Center at a cost of approximately $13.0 million. Work has begun on the renovation and it is expected to be completed in November of 1998. In addition, the Company entered into a put option agreement with an unaffiliated third party for the purchase of a regional mall. The unaffiliated third party may exercise the put option from October 1, 1998 through December 31, 1998 for a purchase price to the Company of $115.0 million plus any capital expenditures incurred by the third party.

     The Company's current development project is the approximate 1.1 million square foot Citrus Park Town Center ("Citrus Park") in Tampa, Florida. Anchor stores for the project are Burdines, Dillard's, JCPenney and Sears. Citrus Park is scheduled to open in March 1999. In addition, an approximate 350,000 square foot community center opposite the regional mall, The Plaza at Citrus Park, is scheduled to open in the Fall of 1999. Currently this project is owned 50% by the Company and 50% by the Management Company. However, the Company has the right to acquire the Management Company's economic interest in the project. A bond offering of $26.7 million to fund the roadwork surrounding the property was completed by the Citrus Park Community Development District (the "CDD"). The Operating Partnership assisted the CDD in obtaining the financing for the roadwork by guaranteeing the irrevocable letter of credit which supports the bonds.

     The Company's next planned development project is scheduled to be the Galleria at Roseville in Roseville, California, which is near Sacramento. Current plans for Roseville are to open in Fall 2000. The project is progressing on schedule. The official groundbreaking for the center took place in September 1998. JCPenney, Macy's, Nordstrom and Sears have committed to be the four anchor stores for the approximate 1.1 million square foot mall.

     As of the date of this report, there are approximately twenty-five and thirty acres, respectively, at Brandon TownCenter and Wolfchase Galleria available for future sale or development.



                                                                   100%                        Pro Rata
                                                                Balance of                     Share of
($000's omitted,                                  Annual         Mortgage                      Mortgage
except share and               Maturity          Interest          Notes        Ownership       Notes
per share amounts)               Date              Rate           Payable       Interest       Payable
-----------------------       ----------        ----------      ----------     ----------    -----------
Consolidated Entities:
 Old Orchard Center            Dec. 2009        6.9800%          $166,725          100.0%    $  166,725
 Oakbrook Center               Oct. 2004        6.1375%           140,000          100.0%       140,000
 MainPlace                    Sept. 1999        6.2500%(1)         80,000          100.0%        80,000
 Wolfchase Galleria            June 2007        7.8000%            79,184          100.0%        79,184
 Fox Valley Center             Nov. 2006        6.7500%            85,528          100.0%        85,528
 Hawthorn Center               Nov. 2008        6.7500%            77,864          100.0%        77,864
 Operating Partnership               (2)            (2)            50,175          100.0%        50,175
-------------------------------------------------------------------------------------------------------------
                                                                  679,476                       679,476
Unconsolidated Entities: (3)
 Water Tower Place             Feb. 1999(4)         (4)           170,000           55.0%        93,500
 Coral Square Mall             Dec. 2000        7.4000%            53,300           50.0%        26,650
 Miami International Mall      Dec. 2003        6.9100%            46,618           40.0%        18,647
 San Francisco Shopping Centre July 2002(5)     6.9045%            53,531           50.0%        26,766
 Copley Place                  Aug. 2007        7.4400%           193,023           33.3%        64,341
 Citrus Park Town Center       Aug. 2000(6)         (6)            24,886          100.0%        24,886
 Management Company            Aug. 2001        7.5400%            51,000           95.0%        48,450
 Management Company           Sept. 2001        7.0000%             9,000           95.0%         8,550
-------------------------------------------------------------------------------------------------------------
                                                                  601,358                       311,790
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                 $  991,266
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                               $   28,000
Convertible preferred stock
 (convertible into 2,999,400
 shares of common stock)                                                                     $  100,000
-------------------------------------------------------------------------------------------------------------





                                                                   100%                        Pro Rata
                                                                Balance of                     Share of
($000's omitted,                                  Annual         Mortgage                      Mortgage
except share and               Maturity          Interest          Notes        Ownership       Notes
per share amounts)               Date              Rate           Payable       Interest       Payable
-----------------------       ----------        ----------      ----------     ----------    -----------

Market value of equity interests
 as of September 30, 1998, based upon
 26,528,939 common shares, unit
 voting common shares and common
 units at $32.875 per share/unit                                                             $  872,139
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                  $1,991,405
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                      50%
-------------------------------------------------------------------------------------------------------------


     (1)  Subsequent to the third quarter of 1998, the Company completed an approximate one year extension of the
MainPlace indebtedness.  The indebtedness is now scheduled to mature on September 30, 1999.  On May 1, 1998, the
Company entered into an interest rate swap agreement for the MainPlace indebtedness thereby fixing the all-in interest rate at 6.25% through maturity.

     (2)  Includes $45.3 million outstanding under the Company's $90.0 million secured revolving line of credit which matures on April 30, 2000.  The line of credit, subject to lenders' approval, may be extended for an additional one or two year period and is currently subject to a floating rate of 0.85% over LIBOR (6.4398% at
September 30, 1998).  Also, includes $4.9 million outstanding under the Company's $7.5 million unsecured revolving line of credit bearing interest at the reference rate minus 1.50% (6.25% at September 30, 1998).  This line matures on January 29, 1999.  During the first quarter of 1998, the Company entered into an interest rate swap agreement on $10.0 million of its floating rate indebtedness thereby fixing the all-in interest rate at 6.644%
through the expected maturity.

     (3)  Excludes Valencia Town Center as the Company is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

     (4)  The loan matures on February 1, 1999; however, it may be extended for two one-year periods.  Of the total $170.0 million, $160.0 million bears interest at LIBOR + 1.125% and $10.0 million bears interest at LIBOR +
1.500% (6.7148% and 7.0898%, respectively at September 30, 1998).

     (5)  The loan matures on July 1, 2002; however, it may be extended for three one-year periods.

     (6)  The construction loan matures on August 7, 2000; however, it may be extended for three one-year periods.

The loan currently bears interest at Libor + 1.20% (6.8875% at September 30, 1998).  Ownership interest represents, in the aggregate, the Operating Partnership's 50% ownership interest and the Management Company's 50%
ownership interest.



     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS.  Funds from the operations should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.  The chart below shows the calculation of funds from operations:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------   --------------------------
                                                         1998           1997          1998           1997
                                                     -----------     ----------   -----------     ----------
Income before minority interest and
  extraordinary items . . . . . . . . . . . . . . .   $    9,765     $    8,470    $   26,441     $   24,554
Plus depreciation and amortization. . . . . . . . .        9,933          8,883        29,533         22,622
Plus Company's share of depreciation
 and amortization from unconsolidated
 partnerships and the Management Company. . . . . .        2,211          2,077         6,822          4,324
Less preferred unit distributions and
  preferred stock dividends . . . . . . . . . . . .       (2,065)          (490)       (6,241)        (1,470)
                                                      ----------     ----------    ----------     ----------
Total funds from operations . . . . . . . . . . . .   $   19,844     $   18,940    $   56,555     $   50,030
                                                      ==========     ==========    ==========     ==========
Company's share of funds from operations (a). . . .   $   13,275     $   12,861    $   37,827     $   34,741
                                                      ==========     ==========    ==========     ==========





    (a)  Based upon a weighted average of 26,526,533 and 26,517,182 common shares and units outstanding for the three and nine months ended September 30, 1998, respectively and 25,829,715 and 25,006,649 for the three and nine months ended September 30, 1997.  Total common shares and units outstanding at September 30, 1998 and 1997, were
26,528,939 and 26,427,963, respectively.







     FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of funds available for distribution:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------   --------------------------
                                                         1998           1997          1998           1997
                                                     -----------     ----------   -----------     ----------

Total funds from operations . . . . . . . . . . . .   $   19,844     $   18,940    $   56,555     $   50,030
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and related
  interest. . . . . . . . . . . . . . . . . . . . .          827            837         2,460          2,488
Plus (less) adjustment to reflect actual
  cash received from the Management Company . . . .         (489)            (9)          802            313
Plus write-off of assets. . . . . . . . . . . . . .           70             47           183             69
Less straight-line rent adjustments (a) . . . . . .         (249)           (53)       (1,220)          (799)
                                                      ----------     ----------    ----------     ----------

Total funds available for distribution
  including other gains . . . . . . . . . . . . . .       20,003         19,762        58,780         52,101

Less other gains (a). . . . . . . . . . . . . . . .        --            (1,852)         (771)        (3,673)
                                                      ----------     ----------    ----------     ----------

Total funds available for distribution
  excluding other gains . . . . . . . . . . . . . .   $   20,003     $   17,910    $   58,009     $   48,428
                                                      ==========     ==========    ==========     ==========

Company's share of funds available for
  distribution including other gains (b). . . . . .   $   13,381     $   13,419    $   39,315     $   36,180
                                                      ==========     ==========    ==========     ==========

Company's share of funds available for
  distribution excluding other gains (b). . . . . .   $   13,381     $   12,162    $   38,799     $   33,629
                                                      ==========     ==========    ==========     ==========


    (a)  Includes the Company's share of unconsolidated partnerships.

    (b)  Based upon a weighted average of 26,526,533 and 26,517,182 common shares and units outstanding for the three and nine months ended September 30, 1998, respectively, and 25,829,715 and 25,006,649 for the three and nine months ended September 30, 1997.  Total common shares and units outstanding at September 30, 1998 and 1997 were
26,528,939 and 26,427,963, respectively.


     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales have increased 2.5% to $588.8 million in the three months ended September 30, 1998 from $574.7 million in the three months ended September 30, 1997. Mall tenant sales (excluding anchors and movie theaters) have increased 3.1% to $418.3 million in the three months ended September 30, 1998 from $405.7 million in the same period for 1997. Comparable reported mall tenant sales increased 4.2% in the nine months ended September 30, 1998 compared to the same period for 1997. Sales per square foot for the rolling twelve months ended September 30, 1998 were $373 compared to $371 for the twelve months ended June 30, 1998 and $361 for the twelve months ended December 31, 1997. Excluding 1997 acquisitions, sales per square foot for the twelve months ended September 30, 1998 were $377 compared to $355 for the twelve months ended September 30, 1997. All sales per square foot figures exclude Wolfchase Galleria which opened in February 1997.

     OCCUPANCY. The mall GLA was 90.9% occupied at September 30, 1998 as compared to 90.6% at June 30, 1998 and 91.5% at September 30, 1997. The mall GLA was 94.0% leased at September 30, 1998.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Shopping center revenues increased $34.9 million to $142.7 million in the nine months ended September 30, 1998 from $107.8 million in the nine months ended September 30, 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for nine months in 1998 as compared to seven months in 1997.

     Shopping center expenses, including depreciation and amortization, increased $23.1 million to $84.5 million in the nine months ended
September 30, 1998 from $61.4 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for nine months in 1998 as compared to seven months in 1997.

     Mortgage and other interest increased $8.6 million to $32.4 million in the nine months ended September 30, 1998 from $23.8 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997 and due to Wolfchase Galleria having been open for nine months in 1998 as compared to seven months in 1997.

     General and administrative expenses increased $1.2 million to $3.6 million in the nine months ended September 30, 1998 from $2.4 million in the same period for 1997 as a result of additional compensation expense related to the Company's incentive unit program and reimbursement to the Management Company for certain employees.

     Income from unconsolidated partnerships increased $3.9 million to $7.4 million in the nine months ended September 30, 1998 from $3.5 million in the same period for 1997. This increase was primarily attributable to the Company's investment in a partnership resulting in a preferred 50% ownership interest in San Francisco Shopping Centre on June 17, 1997 and the purchase of a one-third equity interest in Copley Place on August 1, 1997.

     Income from the Management Company decreased $.5 million to a $.9 million loss in the nine months ended September 30, 1998 from a $.4 million loss in the same period for 1997. This decrease was primarily attributable to an increase in compensation expense as a result of the incentive unit program and an increase in depreciation expense as a result of the purchase of computer hardware and software during 1997.

     Other gains of $.5 million for the nine months ended September 30, 1998 represent the gain on sale of an outparcel of land at Wolfchase Galleria. Other gains of $3.7 million for the nine months ended
September 30, 1997 represent (i) the $1.8 million gain relative to the sale of outparcels of land at Wolfchase Galleria during the second quarter of 1997 and (ii) the $1.9 million gain relative to the sale of the Burdines store at Brandon TownCenter during the third quarter of 1997.

     The extraordinary items (net of minority interest) of $.3 million in 1997 resulted from the write-off of deferred expenses and loan fees related to (i) repayment of debt at Water Tower Place and (ii) repayment of the construction loan at Wolfchase Galleria.

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Shopping center revenues increased $11.3 million to $48.7 million in the three months ended September 30, 1998 from $37.4 million in the three months ended September 30, 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     Shopping center expenses, including depreciation and amortization, increased $7.0 million to $29.0 million in the three months ended
September 30, 1998 from $22.0 million in the same period for 1997. This increase was primarily a result of the Company acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     Mortgage and other interest increased $2.2 million to $10.9 million in the three months ended September 30, 1998 from $8.7 million in the same period for 1997. This increase was primarily a result of the Company's acquisitions of Fox Valley Center and Hawthorn Center on November 14, 1997.

     General and administrative expenses increased $.5 million to $1.2 million in the three months ended September 30, 1998 from $.7 million in the same period for 1997 as a result of additional compensation expense related to the Company's incentive unit program and reimbursement to the Management Company for certain employees.

     Income from unconsolidated partnerships increased $1.4 million to $2.7 million in the three months ended September 30, 1998 from $1.3 million in the same period for 1997. This increase was primarily attributable to the Company's purchase of a one-third equity interest in Copley Place on August 1, 1997.

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

     EITF NO. 98-9 "ACCOUNTING FOR CONTINGENT RENT IN INTERIM FINANCIAL
PERIODS"

     On May 21, 1998, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on
Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods." The Task Force determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company implemented the consensus as of May 21, 1998 and it did not have a material effect on the Company's net income for the second quarter of 1998. This consensus reduced the Company's third quarter net income; however, this decrease is expected to be offset by a similar increase in the Company's fourth quarter net income and accordingly, it is not expected to have any effect on the Company's full year net income. This consensus affects timing of revenue recognition for interim financial periods and it is not expected to have any effect on the Company's net income for the full calendar year 1998.

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

     YEAR 2000

     The Company uses a significant number of information technology ("IT") and non-IT computer systems in its operations. The IT systems include the Company's corporate operating and accounting systems, central lease entry and property management systems, desktop and communications systems and other corporate systems. The non-IT systems include embedded microprocessors that control building systems, such as lighting, security, fire, elevators, heating, ventilating and air conditioning systems.

     In 1997, the Company began to address the year 2000 problem (that is, the fact that some systems may fail or produce inaccurate results using dates in or around the year 2000). The Company has replaced all of its mission-critical IT systems, including its central lease entry and property management software, key communications and desktop software and the related computer hardware. The Company believes, based on statements by vendors and on its own testing, that all of the replacements for mission-critical IT systems are year 2000 ready. The Company also is continuing to replace other IT systems which are not mission critical with year 2000 ready systems to the extent that it is cost-effective to do so.

     The Company's property management staff has conducted an inventory and assessment of the non-IT systems at its properties and is seeking confirmation from the relevant vendors that these non-IT systems are year 2000 ready. The Company has begun, and is continuing, to replace critical non-IT systems that the Company believes may not be year 2000 ready, and the Company expects that its properties will be year 2000 ready by July 1999. However, the Company does not have the technical capacity to test all of the non-IT systems at its properties.

     The Company relies on a variety of outside suppliers to provide critical services to its properties. Of particular concern are the local utility providers. Electric utilities, for example, use numerous embedded systems in producing, measuring, controlling, and dispensing electricity. Without electricity, almost none of the systems at any property will function and the property may be unable to operate. The Company does not control these outside suppliers and for some suppliers, such as the utilities, there may be no feasible alternative supplier available. The failure of a utility or other supplier could have a material adverse effect on the operations of the affected property, and a widespread failure of utilities or other suppliers could have a material adverse effect on the Company.

     The Company has developed and will continue to refine contingency plans to address the risk created by the year 2000 problem. These plans generally include having property management personnel on-site at the properties during the year change to handle year 2000 problems as they arise by using the methods that the Company's property management staff customarily uses to address failures of systems and suppliers. The contingency plans also include procuring alternative suppliers, when available, where the Company is able to conclude, on the basis of its inventory and assessment, that an existing supplier will not be year 2000 ready.

     The Company's historical costs for remediation have not been material and the Company does not anticipate that its future remediation will be material. Although the cost of replacing the Company's IT mission-critical systems was substantial, those replacements were made to improve operational efficiency and were not accelerated due to the year 2000 problem. The Company has not delayed any material projects as a result of the year 2000 problem.

     The foregoing discussion is equally applicable to the Management Company, except that at third party-owned properties managed by the Management Company both the historical and any necessary future remediation costs are the obligation of the property owner and the replacement of any non-IT systems located upon such properties are at the discretion of the property owner.

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

       --------------------

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) No reports on Form 8-K were filed during the third quarter of 1998.


       Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

              Not applicable.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              URBAN SHOPPING CENTERS, INC.


                              By:      ADAM S. METZ
                                       Executive Vice President, Chief
                                       Financial Officer, Treasurer,
                                       Director of Acquisitions and Chief
                                       Accounting Officer
                              Date:    November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                       ADAM S. METZ
                                       Executive Vice President, Chief
                                       Financial Officer, Treasurer,
                                       Director of Acquisitions and Chief
                                       Accounting Officer
                              Date:    November 11, 1998