Form 10-K
period 1998-12-31
URBAN SHOPPING CENTERS INC
filed 1999-03-29
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the fiscal year                      Commission File Number 1-12278
ended December 31, 1998



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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

                            --------------------

As of March 23, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately
$445,191,000, based upon the closing price ($28-5/8) on the New York Stock Exchange composite tape on such date.

As of March 23, 1999, there were outstanding 17,487,684 shares of the registrant's Common Stock and 407,935 shares of the registrant's Unit Voting Common Stock.

Portions of the registrant's 1998 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting to be held in 1999 are incorporated by reference into Part III.

                        TABLE OF CONTENTS



                                                                       Page

PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .    1

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .    9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   18

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .   18


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . .   18

Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .   18

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . .   18

Item 7A.  Quantitative and Qualitative Disclosures about
          Market Rate. . . . . . . . . . . . . . . . . . . . . . . . .   19

Item 8.   Financial Statements and Supplementary Data. . . . . . . . .   19

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . .   19


PART III

Item 10.  Directors and Executive Officers of
          the Registrant . . . . . . . . . . . . . . . . . . . . . . .   19

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . .   19

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . . . . . .   19

Item 13.  Certain Relationships and Related Transactions . . . . . . .   19


PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .   20


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26

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

     On December 29, 1998, in connection with the Company's acquisition of a 50% equity interest in Woodland Hills Mall, in Tulsa, Oklahoma, the Company issued $25,000,000 in cumulative convertible redeemable preferred stock ("Series B Preferred Stock") with a liquidation preference of $32.32 per share. Quarterly dividends on the Series B Preferred Stock are equal to the greater of (i) $0.525 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Series B Preferred Stock is convertible. The Series B Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $32.32 per share (subject to antidilution adjustments) at anytime after September 1999. After six years, the Series B Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $32.32 per share.

     On November 13, 1997, in connection with the Company's acquisitions of Fox Valley Center and Hawthorn Center, the Company issued $100,000,000 in cumulative convertible redeemable preferred stock ("Series A Preferred Stock") with a liquidation preference of $33.34 per share. Quarterly dividends on the Series A Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Series A Preferred Stock is convertible.
The Series A Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $33.34 per share (subject to antidilution adjustments) at anytime after August 1998. After six years, the Series A Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $33.34 per share.

     As of December 31, 1998, the Company, which is the sole general partner of the Operating Partnership, owns approximately 67% of the common units ("Units") in the Operating Partnership; JMB Realty Corporation ("JMB Realty") and certain of its affiliates ("JMB Partners") and certain other parties own limited partnership interests in the Operating Partnership representing approximately 33% of the Units and also own $28,000,000 of convertible preferred units. The convertible preferred units have a liquidation preference of $27.50 per unit, a distribution rate of 7%, a redemption price of $27.50 per unit and a conversion price of $27.50 per unit to common units which in turn are convertible to common stock. After seven years, the convertible preferred units may be redeemed at the option of the Company for cash or may be converted at the option of the holder into common units. Each Unit may be exchanged for one share of common stock. In general, for financial reporting purposes, the net profits and losses of the Operating Partnership are allocated to the general and limited partners in accordance with their percentage ownership. The Company operates as a real estate investment trust ("REIT") for Federal income tax purposes.

     The Company has a preferred stock investment in Urban Retail
Properties Co. (the "Management Company") and is generally entitled to 95% of the distributions, profits and losses from the Management Company's management, leasing and development business and 5% of the net distributions, profits and losses from certain land parcels owned by the Management Company.

     THE REGIONAL MALL BUSINESS

     There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of generally less than 100,000 square feet of GLA ("community centers") to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this report, the term "regional malls" refers to both regional and super-regional shopping centers and the term "Regional Malls" refers to the Company's fifteen operating regional malls at December 31, 1998. The term "Community Centers" refers to the Company's three operating community centers and the term "Properties" refers to the Regional Malls and the Community Centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store.
The term "mall tenants" refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

     BUSINESS OF THE COMPANY

     A discussion of the business of the Company is hereby incorporated by reference to the discussion appearing on pages 1 through 10 of the Company's 1998 annual report to shareholders (the "Annual Report") under the captions "To Our Shareholders," "Development," "Asset Management," "Leasing," and "Property Management."

     THE MANAGEMENT COMPANY BUSINESS

     A discussion of the Management Company business is hereby incorporated by reference to the discussion appearing on pages 2 and 10 of the Annual Report under the captions "To Our Shareholders - Third-party business," and "Property Management."

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

     Anchors in the Regional Malls occupy approximately 9.7 million square feet of GLA (approximately 61.4% of total GLA of the Regional Malls) and accounted for approximately 9.4% of total shopping center revenues of the Regional Malls in 1998. The table on the following page summarizes the square footage owned and leased by anchors in the Regional Malls at December 31, 1998:


                                                                         ANCHOR                          ANCHOR
                                          NUMBER          GLA             GLA                            PERCENT
                                            OF           OWNED           OWNED           TOTAL             OF
                                          ANCHOR          BY              BY            ANCHOR            TOTAL
PARENT/ANCHOR                             STORES        ANCHOR          COMPANY           GLA              GLA
--------------                            ------      ---------         -------        ---------         -------
SEARS, ROEBUCK AND CO.
 Sears . . . . . . . . . . . . .              9       1,504,368         246,877        1,751,245           11.0%

DAYTON HUDSON
CORPORATION
 Marshall Field's. . . . . . . .              5       1,277,002         288,802        1,565,804            9.8%

J.C. PENNEY CO., INC.
 JCPenney. . . . . . . . . . . .              9       1,063,880         266,960        1,330,840            8.4%

FEDERATED DEPARTMENT
STORES, INC.
 Burdines. . . . . . . . . . . .              5         631,128           --             631,128            4.0%
 Macy's. . . . . . . . . . . . .              1         225,000           --             225,000            1.4%
 Bloomingdale's. . . . . . . . .              1           --            200,000          200,000            1.3%
 Goldsmith's . . . . . . . . . .              1         180,000           --             180,000            1.1%
                                       --------       ---------       ---------         --------        --------
    Total. . . . . . . . . . . .              8       1,036,128         200,000        1,236,128            7.8%

DILLARD DEPARTMENT
STORES, INC.
 Dillard's . . . . . . . . . . .              7         895,259         240,925        1,136,184            7.1%

THE MAY DEPARTMENT
STORES COMPANY
 Foley's . . . . . . . . . . . .              2         312,820           --             312,820            1.9%
 Lord & Taylor . . . . . . . . .              3           --            343,867          343,867            2.2%
 Robinsons-May . . . . . . . . .              3           --            425,498          425,498            2.7%
                                       --------       ---------       ---------        ---------        --------
      Total. . . . . . . . . . .              8         312,820         769,365        1,082,185            6.8%

NORDSTROM, INC.
 Nordstrom . . . . . . . . . . .              4         532,036         350,500          882,536            5.5%

PROFFIT'S INC.
 Carson Pirie Scott. . . . . . .              2         219,003           --             219,003            1.4%
 Saks Fifth Avenue . . . . . . .              2          91,634         104,469          196,103            1.2%
                                       --------       ---------       ---------        ---------        --------
                                              4         310,637         104,469          415,106            2.6%





                                                                         ANCHOR                          ANCHOR
                                          NUMBER          GLA             GLA                            PERCENT
                                            OF           OWNED           OWNED           TOTAL             OF
                                          ANCHOR          BY              BY            ANCHOR            TOTAL
PARENT/ANCHOR                             STORES        ANCHOR          COMPANY           GLA              GLA
--------------                            ------      ---------         -------        ---------         -------

THE NEIMAN MARCUS GROUP
 Neiman Marcus . . . . . . . . .              2         112,099         104,332          216,431            1.4%

MONTGOMERY WARD & CO.
 Montgomery Ward . . . . . . . .              1            --           163,893          163,893            1.0%
                                       --------       ---------       ---------        ---------        --------

    Totals . . . . . . . . . . .             57       7,044,229       2,736,123        9,780,352           61.4%
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

     Ten major national retail chains which had stores open and operating at December 31, 1998 accounted for 28.7% of the Mall GLA in the Regional Malls at December 31, 1998 and 25.4% of 1998 minimum rent of the Regional Malls. The largest of these chains, in terms of square footage and rent received, is The Limited, Inc., which, through all of its subsidiaries, accounted for 10.6% of the Mall GLA in the Regional Malls at December 31, 1998 and 8.0% of 1998 minimum rent of the Regional Malls. No other chain accounted for more than 3.7% of the Mall GLA in the Regional Malls at December 31, 1998 or 3.8% of 1998 minimum rent of the Regional Malls.

     The following table summarizes the square feet leased by the ten major national retail chains in the Regional Malls at December 31, 1998:



                                                                                             COMPANY'S
                                                     TOTAL                                 PRO RATA SHARE
                                   ----------------------------------------       ----------------------------
                                                                    PERCENT                            PERCENT
                                  NUMBER                              OF                                 OF
                                    OF             STORE              MALL           STORE              MALL
PARENT/STORE                      STORES            GLA               GLA             GLA               GLA
------------                      ------         ---------          -------        ---------           -------
THE LIMITED, INC.
 Express . . . . . . . .              14           194,395             3.2%          160,290              3.3%
 Lane Bryant . . . . . .              11            76,580             1.3%           61,423              1.2%
 Lerner New York . . . .              11           115,091             1.8%           90,427              1.8%
 Limited . . . . . . . .              14           172,702             2.8%          143,035              2.9%
 Limited Too . . . . . .               7            28,852              .4%           24,525               .5%
 Structure . . . . . . .              10            65,996             1.1%           47,919              1.0%
                                --------        ----------         --------       ----------          --------

        Total. . . . . .              67           653,616            10.6%          527,619             10.7%

THE GAP, INC.
 Banana Republic . . . .               8            60,405             1.0%           47,618              1.0%
 Baby Gap. . . . . . . .               3             6,767              .1%            4,651               .1%
 Gap . . . . . . . . . .              10            75,774             1.2%           45,392               .9%
 Gap & GapKids . . . . .               5            50,802              .8%           49,213              1.0%
 GapKids . . . . . . . .               8            34,003              .6%           24,774               .5%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .              34           227,751             3.7%          171,648              3.5%

VENATOR GROUP, INC.
 Afterthoughts . . . . .               3             2,575              .1%            2,343                0%
 Champs Sports . . . . .               8            42,153              .7%           28,704               .6%
 Foot Locker . . . . . .              12            61,616             1.0%           50,604              1.0%
 Kids Foot Locker. . . .               4             7,509              .1%            5,874               .1%
 Kinney (1). . . . . . .               5            15,138              .3%           11,163               .2%
 Lady Foot Locker. . . .              10            19,187              .3%           13,253               .3%
 Northern Reflec-
  tions. . . . . . . . .               3             9,118              .2%            9,118               .2%
 The San Francisco
   Music Box Company . .               6             6,212              .1%            4,641               .1%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .              51           163,508             2.8%          125,700              2.5%





                                                                                             COMPANY'S
                                                     TOTAL                                 PRO RATA SHARE
                                   ----------------------------------------       ----------------------------
                                                                    PERCENT                            PERCENT
                                  NUMBER                              OF                                 OF
                                    OF             STORE              MALL           STORE              MALL
PARENT/STORE                      STORES            GLA               GLA             GLA               GLA
------------                      ------         ---------          -------        ---------           -------

SPIEGEL, INC.
 Eddie Bauer . . . . . .              11           125,264             2.1%          113,523              2.3%

INTIMATE BRANDS, INC.
 Bath & Body Works . . .               6            18,628              .3%           14,704               .3%
 Victoria's Secret . . .              15           106,442             1.7%           78,145              1.6%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .              21           125,070             2.0%           92,849              1.9%

ABERCROMBIE & FITCH,
INC.
 Abercrombie & Fitch . .              10           116,998             1.9%           97,777              2.0%

BARNES & NOBLE, INC.
 B. Dalton Bookseller. .               3            16,854              .3%            8,797               .2%
 Barnes & Noble. . . . .               3            85,341             1.4%           85,341              1.7%
 Software Etc. . . . . .               2             2,873               0%            2,060                0%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .               8           105,068             1.7%           96,198              1.9%

CRATE & BARREL, INC.
 Crate & Barrel. . . . .               5            86,067             1.4%           80,058              1.6%

CASUAL CORNER GROUP,
INC.
 Casual Corner . . . . .              11            59,470             1.0%           47,994              1.0%
 Petite Sophisticate . .               6            17,156              .3%           13,221               .3%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .              17            76,626             1.3%           61,215              1.3%

WILLIAMS-SONOMA, INC.
 Hold Everything . . . .               1             2,987               0%            2,987                0%
 Pottery Barn. . . . . .               3            47,905              .8%           47,905              1.0%
 Williams Sonoma . . . .               5            25,290              .4%           18,298               .4%
                                --------        ----------         --------       ----------          --------
        Total. . . . . .               9            76,182             1.2%           69,190              1.4%
                                --------        ----------         --------       ----------          --------
Totals . . . . . . . . .             233         1,763,367            28.7%        1,439,916             29.1%
                                ========        ==========         ========       ==========          ========

     (1)  Stores closed in January 1999.

     ENVIRONMENTAL MATTERS

     The Properties have been subjected to varying degrees of environmental assessment. Where formal environmental studies have been performed, the purpose of such studies has been to identify existing or potential environmental hazards and to seek cost effective remedies. All of the Properties have been the subject of Phase I environmental assessments, each of which either was conducted or updated since 1989. None of the environmental assessments has revealed, nor is the Company aware of, any environmental liability (including asbestos-related liability) that the Company believes would have a material adverse effect on the Company's business, assets or results of operations. However, no assurances can be given that environmental liabilities will not arise in the future that could have a material adverse impact on the financial condition or operations of the Company. There can be no assurance that there are no existing conditions on the Properties which have not been identified by the limited environmental assessments which have been conducted to date.

     EMPLOYEES

     At December 31, 1998, the Company, the Operating Partnership and the Management Company employed a total of 1,705 persons. The Management Company employs substantially all of the professional employees that are currently engaged in the management, leasing and development businesses, and certain of the professionals engaged in asset management and administration.

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

ITEM 2.  PROPERTIES

     The following table sets forth certain information relating to the Properties at December 31, 1998.

                                                                                     OWNERSHIP
                                                                                      BY THE
                                                                                      COMPANY            FEE,
                                                                                        AND             GROUND
                                                                        YEAR         OPERATING          OR AIR
  PROPERTY/                                        TOTAL GLA/          OPENED/       PARTNER-           RIGHTS
LOCATION(1)(2)            ANCHORS                 MALL GLA (3)        EXPANDED         SHIP              LEASE
--------------            -------                 ------------        --------       ---------         --------
REGIONAL MALLS:

OAKBROOK CENTER           Lord & Taylor             2,014,962/           1962/          100.0%           Ground
Oak Brook, IL             Marshall Field's             829,384           1973,                         Lease(4)
(Chicago                  Neiman Marcus                                  1981,
metropolitan              Nordstrom                                      1987,
area)                     Saks Fifth                                     1991
                            Avenue
                          Sears

OLD ORCHARD               Bloomingdale's            1,711,821/           1956/          100.0%              Fee
CENTER                    Lord & Taylor                648,104           1994
Skokie, IL                Marshall Field's
(Chicago                  Nordstrom
metropolitan              Saks Fifth Avenue
area)

FOX VALLEY                Carson Pirie              1,432,392/           1975/          100.0%              Fee
CENTER                    Scott                        563,907           1988,
Aurora, IL                JCPenney                                       1996
(Chicago                  Marshall Field's
metropolitan              Sears
area)

HAWTHORN                  Carson Pirie              1,233,761/           1972/          100.0%              Fee
CENTER                    Scott                        504,380           1989,
Vernon Hills, IL          JCPenney                                       1994,
(Chicago                  Marshall Field's                               1997
metropolitan              Sears
area)






                                                                                     OWNERSHIP
                                                                                      BY THE
                                                                                      COMPANY            FEE,
                                                                                        AND             GROUND
                                                                        YEAR         OPERATING          OR AIR
  PROPERTY/                                        TOTAL GLA/          OPENED/       PARTNER-           RIGHTS
LOCATION(1)(2)            ANCHORS                 MALL GLA (3)        EXPANDED         SHIP              LEASE
--------------            -------                 ------------        --------       ---------         --------
MAINPLACE                 Macy's                    1,116,385/           1987/          100.0%            Fee
Santa Ana, CA             Nordstrom                    455,885           1991
(Los Angeles/             Robinsons-May
Orange County             (2 stores)
metropolitan
area)

CITRUS PARK               Burdines                  1,099,420/           1999           100.0%            Fee
TOWN CENTER (5)           Dillard's                    453,826
Tampa, FL                 JCPenney
                          Sears

GALLERIA AT               JCPenney                  1,100,000/       Scheduled          100.0%            Fee
ROSEVILLE (6)             Macy's                       472,000       fall of
Roseville, CA             Nordstrom                                  2000
(Sacramento               Sears
metropolitan
area)

WOODLAND HILLS            Dillard's                 1,093,326/           1976/           50.0%            Fee
MALL (7)                  Foley's                      383,879           1992,
Tulsa, OK                 JCPenney                                       1995
                          Sears

WOLFCHASE                 Dillard's                 1,086,622/           1997           100.0%            Fee
GALLERIA                  Goldsmith's                  389,286
Memphis, TN               JCPenney
                          Sears

PENN SQUARE               Dillard's                 1,074,816/           1960/          100.0%         Ground
MALL                      (2 stores)                   384,998           1981,                         Lease(8)
Oklahoma City,            Foley's                                        1988,
OK                        JCPenney                                       1995
                          Montgomery Ward

BRANDON                   Burdines                    980,431/           1995           100.0%            Fee
TOWNCENTER                Dillard's                    360,716
Brandon, FL               JCPenney
(Tampa                    Sears
metropolitan
area)






                                                                                     OWNERSHIP
                                                                                      BY THE
                                                                                      COMPANY            FEE,
                                                                                        AND             GROUND
                                                                        YEAR         OPERATING          OR AIR
  PROPERTY/                                        TOTAL GLA/          OPENED/       PARTNER-           RIGHTS
LOCATION(1)(2)            ANCHORS                 MALL GLA (3)        EXPANDED         SHIP              LEASE
--------------            -------                 ------------        --------       ---------         --------

MIAMI                     Burdines                    973,280/           1982/           40.0%            Fee
INTERNATIONAL             (2 stores)                   289,972           1992
MALL                      Dillard's
Miami, FL                 JCPenney
                          Sears

CORAL SQUARE              Burdines                    941,473/           1984/           50.0%            Fee
MALL                      (2 stores)                   293,329           1989
Coral Springs,            Dillard's
FL                        JCPenney
(Miami/Fort               Sears
Lauderdale
metropolitan
area)

WATER TOWER               Lord & Taylor               727,497/           1976/           55.0%            Fee
PLACE                     Marshall Field's             311,825           1983,
Chicago, IL                                                              1991

VALENCIA                  JCPenney                    675,405/           1992            25.0%         Ground
TOWN CENTER               Robinsons-May                282,486                             (9)        Lease(10)
Valencia, CA              Sears
(Los Angeles
metropolitan
area)

SAN FRANCISCO             Nordstrom                   495,280/            1988           50.0%         Ground
SHOPPING                                               183,280                                        Lease(11)
CENTRE
San Francisco, CA

COPLEY PLACE              Neiman Marcus               368,681/            1984          33.33%          Air
Boston, MA                                             264,349                                         Rights
                                                                                                      Lease(12)
                                                  ------------
TOTAL REGIONAL MALLS      17                       18,125,552/
                                                     7,071,606
                                                  ------------





                                                                                     OWNERSHIP
                                                                                      BY THE
                                                                                      COMPANY            FEE,
                                                                                        AND             GROUND
                                                                        YEAR         OPERATING          OR AIR
  PROPERTY/                                        TOTAL GLA/          OPENED/       PARTNER-           RIGHTS
LOCATION(1)(2)            ANCHORS                 MALL GLA (3)        EXPANDED         SHIP              LEASE
--------------            -------                 ------------        --------       ---------         --------

COMMUNITY
CENTERS:

THE PLAZA AT CITRUS PARK                               350,000       Scheduled          100.0%            Fee
PARK TOWN (13)                                                       beginning
Tampa, FL                                                              fall
                                                                      of 1999

THE PLAZA AT              Service                     243,035/            1994          100.0%            Fee
BRANDON                   Merchandise                   89,185
TOWNCENTER                Target
Brandon, FL
(Tampa
metropolitan
area)

SERVICE                   Circuit City                164,932/           1988/          100.0%            Fee
MERCHANDISE               Service                       76,761           1997
PLAZA                     Merchandise
Columbus, OH

NEW YORK                  Kohl's                      115,685/           1989           100.0%            Fee
SQUARE                    OfficeMax                     16,760
Aurora, IL
(Chicago
metropolitan
area)
                                                 -------------
TOTAL COMMUNITY CENTERS   4                           873,652/
                                                       182,706
                                                 -------------

                                                 -------------
TOTAL PROPERTIES          21                       18,999,204/
                                                     7,254,312
                                                 =============




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

(3)   Excludes office components of Water Tower Place (93,841 square feet), Oakbrook Center (239,704 square feet),
Old Orchard Center (59,366 square feet) and Copley Place (845,323).  Excluding outparcel components of Brandon
TownCenter (Bed Bath & Beyond - 40,000 square feet), Wolfchase Galleria (Bed Bath & Beyond - 40,000 square feet) and
Old Orchard Center (First American Bank - 24,000 square feet).

(4)   The Oakbrook Center ground lease expires in December 2040 and provides for renewal options for an additional 49 years as more fully discussed below.

(5)   Citrus Park Town Center opened on March 3, 1999.

(6)   Galleria at Roseville is currently under construction and scheduled to open in fall of 2000.

(7)   On December 21, 1998, the Company acquired a 50% equity interest in Woodland Hills Mall.  See Note 3 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(8)   A substantial portion of Penn Square Mall is on land subject to a ground lease expiring in 2060.  See Note 7 of
Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(9)   Subordinated to unaffiliated venture partner's return of capital plus a return thereon.

(10)  The Valencia Town Center ground lease expires in December 2022. The partnership (in which the Operating
Partnership is a limited partner) has an option to purchase the fee interest at any time at a predetermined price.

(11)  The San Francisco Shopping Centre ground lease expires in June 2043 and provides for one 15-year renewal option.

(12)  Copley Place is subject to an air rights lease expiring in December 2077.

(13)  The Plaza at Citrus Park Town Center is currently under construction and scheduled to open beginning in the fall of 1999.



     The following two tables set forth certain rental information with respect to the Company's operating properties (including the Company's unconsolidated investment properties):

     CONTRACTUAL STEPS

     In certain cases, tenant leases contain provisions for periodic increases in the minimum rental rate. These increases do not necessarily result in increased funds available for distribution of a corresponding amount. The amount of the increase is mitigated by possible changes in a tenant's percentage rent breakpoint or amount, lease expirations and terminations and the Company's ownership interest in a property. The table below shows contractual rent steps for the years 1999 through 2003 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):


CONTRACTUAL STEPS                                            COMPANY'S
(in thousands of dollars)                 TOTAL            PRO RATA SHARE
-------------------------                -------           --------------

       1999. . . . . . . . . . . . . .   $ 1,998               $ 1,683
       2000. . . . . . . . . . . . . .     2,324                 1,649
       2001. . . . . . . . . . . . . .     1,966                 1,474
       2002. . . . . . . . . . . . . .     1,942                 1,536
       2003. . . . . . . . . . . . . .     1,329                 1,186


     LEASE EXPIRATIONS

     The table below shows the square footage of lease expirations and the average rent per square foot of the expirations for the Company's retail tenants (excluding anchors, movie theaters and temporary tenants) for the years 1999 through 2003 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):

                          TOTAL                COMPANY'S PRO RATA SHARE
              ---------------------------     ---------------------------
              EXPIRATIONS       AVERAGE       EXPIRATIONS       AVERAGE
YEAR            (S.F.)          RENT/S.F.       (S.F.)          RENT/S.F.
----          -----------      ----------     -----------      ----------

1999 . . . . .    253,852       $   27.98         201,846       $   25.79
2000 . . . . .    279,364           29.46         226,245           27.73
2001 . . . . .    273,195           35.36         234,935           33.40
2002 . . . . .    364,388           32.04         250,906           29.39
2003 . . . . .    381,850           31.82         290,083           29.82


     FINANCIAL INFORMATION

     The table below shows funds from operations (FFO) and funds available for distribution (FAD) for the Company for the last five years, 1994 through 1998:

($000's omitted, except share
and per share amounts)

                                                                      YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                ----------    ----------    ----------    ----------    ----------
Basic FFO. . . . . . . . . . . . . . . . . .    $   83,217    $   70,630    $   53,988    $   50,285    $   44,593
                                                ==========    ==========    ==========    ==========    ==========
Diluted FFO. . . . . . . . . . . . . . . . .    $   91,972    $   73,596    $   54,063    $   50,285    $   44,593
                                                ==========    ==========    ==========    ==========    ==========

Basic FAD. . . . . . . . . . . . . . . . . .    $   83,546    $   69,364    $   52,711    $   46,697    $   42,276
                                                ==========    ==========    ==========    ==========    ==========
Diluted FAD. . . . . . . . . . . . . . . . .    $   92,301    $   72,330    $   52,786    $   46,697    $   42,276
                                                ==========    ==========    ==========    ==========    ==========

Basic weighted average common shares
  and common units outstanding . . . . . . .    26,529,664    25,367,282    21,440,480    21,050,426    20,981,460
                                                ==========    ==========    ==========    ==========    ==========
Diluted weighted average shares
  and units outstanding. . . . . . . . . . .    30,952,162    27,100,075    21,549,568    21,050,426    20,981,460
                                                ==========    ==========    ==========    ==========    ==========

Basic FFO/common share and common unit . . .    $     3.14    $     2.78    $     2.52    $     2.39    $     2.13
                                                ==========    ==========    ==========    ==========    ==========
Diluted FFO/share and unit . . . . . . . . .    $     2.97    $     2.72    $     2.51    $     2.39    $     2.13
                                                ==========    ==========    ==========    ==========    ==========

Basic FAD/common share and common unit . . .    $     3.15    $     2.73    $     2.46    $     2.22    $     2.01
                                                ==========    ==========    ==========    ==========    ==========
Diluted FAD/share and unit . . . . . . . . .    $     2.98    $     2.67    $     2.45    $     2.22    $     2.01
                                                ==========    ==========    ==========    ==========    ==========

     FFO and FAD should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.



     The table below shows funds from operations (FFO) and funds available for distribution (FAD) for the Company on a quarterly basis for 1997 and 1998:

($000's omitted, except share
and per share amounts)
                                                                QUARTERS ENDED
                       -------------------------------------------------------------------------------------------
                       12/31/98     9/30/98     6/30/98    3/31/98    12/31/97     9/30/97     6/30/97    3/31/97
                      ----------  ----------  ---------- ----------  ----------  ----------  ---------- ----------
Basic FFO. . . . . .  $   26,662  $   19,844  $   20,222 $   16,489  $   20,600  $   18,940  $   17,708 $   13,382
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========
Diluted FFO. . . . .  $   28,849  $   22,018  $   22,396 $   18,709  $   21,966  $   19,495  $   18,263 $   13,872
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========

Basic FAD. . . . . .  $   25,537  $   20,003  $   20,365 $   17,641  $   20,936  $   17,910  $   16,481 $   14,037
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========
Diluted FAD. . . . .  $   27,724  $   22,177  $   22,539 $   19,861  $   22,302  $   18,465  $   17,036 $   14,527
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========

Basic weighted
 average common
 shares and
 common units
 outstanding . . . .  26,566,700  26,526,533  26,524,505 26,500,221  26,437,419  25,829,715  24,623,409 24,552,791
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========
Diluted weighted
 average shares
 and units
 outstanding . . . .  30,999,063  30,920,809  30,913,029 30,885,331  29,406,326  27,154,045  25,900,208 25,844,660
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========

Basic FFO/common
 share and common
 unit. . . . . . . .  $     1.00  $     0.75  $     0.76 $     0.62  $     0.78  $     0.73  $     0.72 $     0.55
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========
Diluted FFO/
 share and unit. . .  $     0.93  $     0.71  $     0.72 $     0.61  $     0.75  $     0.72  $     0.71 $     0.54
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========

Basic FAD/common
 share and common
 unit. . . . . . . .  $     0.96  $     0.75  $     0.77 $     0.67  $     0.79  $     0.69  $     0.67 $     0.57
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========
Diluted FAD/
 share and unit. . .  $     0.89  $     0.72  $     0.73 $     0.64  $     0.76  $     0.68  $     0.66 $     0.56
                      ==========  ==========  ========== ==========  ==========  ==========  ========== ==========

     OAKBROOK CENTER GROUND LEASE

     The following is a description of the Oakbrook Center ground lease.

     On December 31, 1990, Oak Brook Urban Venture (a consolidated venture) sold the land underlying Oakbrook Center for $75,000,000 ("ground sale-leaseback proceeds" or "Lessor Base Amount") and leased it back for a period of 50 years with options to renew for an additional 49 years. For financial reporting purposes, the ground sale-leaseback proceeds were accounted for as a financing transaction. Minimum annual rent to the ground lessor accrues at 5% of the Lessor Base Amount, a portion of which may be deferred based on available cash flow (as defined) from Oakbrook Center. Deferred amounts accrue interest at 5% per annum. In each of the years 1998, 1997 and 1996, Oak Brook Urban Venture reported rent expense of $3,750,000 of which payment of $2,150,000 has been deferred in 1998 and $2,350,000 has been deferred in 1997 and 1996. Interest has been accrued and deferred of approximately $1,143,000, $982,000 and $823,000 for 1998, 1997 and 1996, respectively, on the deferred balance. The total deferred interest and ground lease rent included in the accompanying consolidated balance sheet at December 31, 1998 is approximately $24,984,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1998.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this item is hereby incorporated by reference to the material appearing on pages 37 and 38 of the Annual Report under the captions "Quarterly Financial Summary" and "Shareholder
Information."


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is hereby incorporated by reference to the data appearing on page 37 of the Annual Report under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is hereby incorporated by reference to the material appearing on pages 14 through 21 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is hereby incorporated by reference to the material appearing on pages 19 and 20 of the Annual Report under the caption "Financial Market Risk Disclosure."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is hereby incorporated by reference to the "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity,"
"Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Summary" appearing in the Annual Report on pages 22 through 37.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 5 of the Company's definitive proxy statement for the annual meeting of shareholders to be held in 1999 (the "Proxy Statement"), under the captions "Election of Directors" and "Management - Directors and Executive Officers" and on page 23 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the material appearing on pages 6 through 12, 14 and 15 of the Proxy Statement under the captions "Executive Compensation - Summary Compensation Table," " - Aggregated Option Exercises in 1998 and Year-End Option Values," " - Option Plan," " - Incentive Unit Program," " - Incentive Compensation," " - 401 (k) Plan," " - Core Retirement Award Program," " - Deferred Cash Compensation Plan," " - Compensation of Directors," " - Employment Contracts, Termination of Employment and Change-in-Control Arrangements", " - Compensation Committee Interlocks and Insider Participation" and "Proposal 2 - Approval of Incentive Stock Program."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the material appearing on pages 21 through 23 of the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is hereby incorporated by reference to the material appearing on pages 19 and 20 of the Proxy Statement under the caption "Certain Relationships and Related
Transactions."

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

      (a)   The following documents are filed as part of this report:

            (1)   Financial Statements

                  The consolidated balance sheets as of December 31, 1998 and 1997 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1998, 1997 and 1996 together with related notes and the independent auditors' report dated February 5, 1999, except as to note 12, which is as of March 1, 1999, appearing on pages 22 through 36 of the 1998 annual report to shareholders, which is filed as Exhibit 13.1 to this report.

            (2)   Financial Statement Schedule and Independent Auditors'
Report

                  Title                                      Schedule
                  -----                                      ---------

                  Consolidated Real Estate and
                  Accumulated Depreciation                     III

                  The independent auditors' report with respect to the financial statement schedule is on page 21.

            (3)   Exhibits

                  See Exhibit Index, which is hereby incorporated herein by reference.

      (b) The following report on Form 8-K was filed during the fourth quarter of 1998.

                  (i) The Registrant's report on Form 8-K (describing the acquisition of Woodland Hills Mall) was filed on December 21, 1998 as an
Item 5. Other Events filing.

                        INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Urban Shopping Centers, Inc.:


Under date of February 5, 1999, except as to note 12, which is as of March 1, 1999, we reported on the consolidated balance sheets of Urban Shopping Centers, Inc. and consolidated partnerships (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV, Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                                KPMG LLP




Chicago, Illinois
February 5, 1999


                                                                                                      SCHEDULE III


                                             URBAN SHOPPING CENTERS, INC.

                                 Consolidated Real Estate and Accumulated Depreciation
                                                   December 31, 1998
                                                   ($000's omitted)

                                                               COSTS
                                                             SUBSEQUENT
                                     INITIAL COST TO             TO                 GROSS AMOUNT AT WHICH CARRIED
                                       THE COMPANY           ACQUISITION                AT CLOSE OF PERIOD (B)
                                --------------------------  -------------      --------------------------------------
                                                             LAND AND
                                LAND AND       BUILDINGS     BUILDINGS       LAND AND        BUILDINGS
                     ENCUM-     LEASEHOLD        AND           AND           LEASEHOLD          AND
DESCRIPTION          BRANCE    IMPROVEMENTS   IMPROVEMENTS  IMPROVEMENTS    IMPROVEMENTS    IMPROVEMENTS    TOTAL (G)
-----------         --------   ------------   ------------  -------------   ------------    ------------   ----------

RETAIL CENTERS:
 Oak Brook,
   IL (A)(C) . . . $140,000         49,324        232,063         16,750         49,324         248,813      298,137
 Oklahoma City,
   OK(A)(C). . . .   31,000          1,931         77,797          6,759          1,931          84,556       86,487
 Santa Ana,
   CA (A). . . . .   80,000         11,461         77,893          6,584         11,761          84,177       95,938
 Brandon,
   FL (A)(D)(E). .   56,800          3,362         27,158         71,230          3,121          98,629      101,750
 Columbus,
   OH (A)(D) . . .    --             2,418          9,617          2,666          2,418          12,283       14,701
 Aurora,
   IL (A)(D) . . .    --               398          2,282            478            398           2,760        3,158
 Memphis,
   TN (D)(F) . . .   78,999          8,938         79,659          6,877          8,938          86,536       95,474
 Skokie, IL. . . .  166,287         24,000        236,931          9,819         24,000         246,750      270,750
 Aurora, IL. . . .   85,528         20,124        114,036         14,199         20,124         128,235      148,359
 Vernon Hills,
   IL. . . . . . .   77,864         19,626        111,216            785         19,626         112,001      131,627
 Roseville,
   CA (G). . . . .    --             3,388          7,873          --             3,388           7,873       11,261
 Tampa, FL (H) . .   45,273         12,016         88,071          --            12,016          88,071      100,087
                   --------      ---------      ---------      ---------      ---------       ---------    ---------
    Total. . . . . $761,751        156,986      1,064,596        136,147        157,045       1,200,684    1,357,729
                   ========      =========      =========      =========      =========       =========    =========


                           Consolidated Real Estate and Accumulated Depreciation - Continued
                                                   December 31, 1998
                                                   ($000's omitted)



                                                                                        LIFE ON WHICH
                                                                                        DEPRECIATION
                                                                                         IN LATEST
                                                                                        STATEMENT OF
                                    ACCUMULATED            DATE OF          DATE         OPERATION
DESCRIPTION                        DEPRECIATION(H)      CONSTRUCTION      ACQUIRED      IS COMPUTED
-----------                       ----------------      ------------     ----------   ---------------

RETAIL CENTERS:
(cont'd.)

 Oak Brook, IL (A)(C). . . . . .          (49,930)          1962             1962            5-30
 Oklahoma City, OK (A)(C). . . .          (31,510)          1960             1985            5-30
 Santa Ana, CA (A) . . . . . . .          (30,004)          1987             1984            5-30
 Brandon, FL (A)(D)(E) . . . . .          (15,846)          1995             1995            5-30
 Columbus, OH (A)(D) . . . . . .           (3,253)          1988             1988          2.5-30
 Aurora, IL (A)(D) . . . . . . .             (758)          1989             1989              30
 Memphis, TN (D)(F). . . . . . .           (7,096)          1997             1997            5-30
 Skokie, IL. . . . . . . . . . .          (16,805)          1956             1996            7-30
 Aurora, IL. . . . . . . . . . .           (4,398)          1975             1997            5-30
 Vernon Hills, IL. . . . . . . .           (4,245)          1972             1997            5-30
 Roseville, CA (G) . . . . . . .            --          Expected 2000         --              --
 Tampa, FL  (H). . . . . . . . .            --              1999             1999             --
                                       ----------
    Total. . . . . . . . . . . .       $ (163,845)
                                       ==========


                              December 31, 1998
                              ($000's omitted)


------------

(A) The initial cost to the Company approximates historical cost at October 14, 1993.

(B) The aggregate cost of real estate owned and the related accumulated depreciation at December 31, 1998, for Federal income tax purposes was approximately $1,165,000 and $129,000, respectively.

(C)   Properties operated under ground leases; see Item 2 - Properties and
Note 7 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(D) On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90,000 secured, revolving line of credit which on November 25, 1998 was increased to $107,500. This line of credit is secured by certain of the Company's retail centers located in Brandon, FL, Columbus, OH, Memphis, TN and Aurora, IL. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(E) The Company owns approximately twenty-three acres of outparcel land which is available for future sale or development.

(F) The Company owns approximately twenty-five acres of outparcel land which is available for future sale or development.

(G) The Company acquired land in Roseville, California on June 24, 1997. This land is the site of the Company's latest regional mall development.

(H) Citrus Park Town Center opened on March 3, 1999. The Company owns approximately twelve acres of outparcel land which is available for future sale or development.



(I)   Reconciliation of real estate owned:

                                       1998         1997         1996
                                    ----------   ----------   ----------
      Balance at beginning
        of period. . . . . . . . .  $1,234,908      934,182      625,818
      Additions during
        period (a) . . . . . . . .     123,140      315,945      309,747
      Other (b). . . . . . . . . .        (319)     (15,219)      (1,383)
                                    ----------   ----------   ----------
      Balance at end
        of period. . . . . . . . .  $1,357,729    1,234,908      934,182
                                    ==========   ==========   ==========

(J)   Reconciliation of accumulated depreciation:

      Balance at beginning
        of period. . . . . . . . .  $ (125,594)     (97,558)     (79,544)
      Depreciation expense . . . .     (38,814)     (30,800)     (18,514)
      Other (b). . . . . . . . . .         563        2,764          500
                                    ----------   ----------   ----------
      Balance at end
        of period. . . . . . . . .  $ (163,845)    (125,594)     (97,558)
                                    ==========   ==========   ==========

      (a) Additions during the year ended December 31, 1998, include the $77,334 consolidation of Citrus Park Town Center. Additions during the year ended December 31, 1997, include the $134,160 and the $130,842 acquisition of Fox Valley Center and Hawthorn Center, respectively. Additions during the year ended December 31, 1996, include the $260,931 acquisition of Old Orchard Center.

      (b) Other includes write-off and sale of assets and reclassifications to and from other accounts.

                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        URBAN SHOPPING CENTERS, INC.

                        By:   MATTHEW S. DOMINSKI
                              President, Chief Executive Officer
                              and Director
                        Date: March 26, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                        By:   MATTHEW S. DOMINSKI
                              President, Chief Executive Officer
                              and Director
                              Date: March 26, 1999

                        By:   ADAM S. METZ
                              Executive Vice President, Chief Financial
                              Officer, Treasurer, Director of Acquisitions
                              and Chief Accounting Officer
                        Date: March 26, 1999

                        By:   NEIL G. BLUHM
                              Director
                        Date: March 26, 1999

                        By:   JUDD D. MALKIN
                              Director
                        Date: March 26, 1999

                        By:   JAMES B. DIGNEY
                              Director
                        Date: March 26, 1999

                        By:   SUSAN GETZENDANNER
                              Director
                        Date: March 26, 1999

                        By:   JOHN E. NEAL
                              Director
                        Date: March 26, 1999

                        By:   PHILLIP B. ROONEY
                              Director
                        Date: March 26, 1999

                        By:   JOHN G. SCHREIBER
                              Director
                        Date: March 26, 1999

                        By:   HENRY T. SEGERSTROM
                              Director
                        Date: March 26, 1999

                        URBAN SHOPPING CENTERS, INC.

                                EXHIBIT INDEX


3.1 Fourth Amended and Restated Articles of Incorporation of the Registrant is hereby incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

3.2 Second Amended and Restated By-Laws of the Registrant is hereby incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K (File No. 1-12278) filed on March 27, 1995

3.3 Articles Supplementary relating to the Registrant's Series A Cumulative Convertible Redeemable Preferred Stock is hereby incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K/A filed on December 22, 1997

3.4 Articles Supplementary relating to the Registrant's Series B Cumulative Convertible Redeemable Preferred Stock is hereby filed herewith

4.1     Stock Certificate is hereby incorporated by reference to
Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

4.2 Credit Agreement among Urban Shopping Centers, L.P., Union Bank of Switzerland (New York Branch), Morgan Guaranty Trust Company of New York and the several Lenders is hereby incorporated by reference to Exhibit 4.11 to the Registrant's Form 10-Q (File No. 1-2278) filed on November 9, 1995

4.3 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.4 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.5 Promissory Note B dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

4.6 Mortgage, Security Agreement and Assignment of Rents dated as of November 3, 1997 made by LaSalle National Bank and Oak Brook Urban Venture, L.P. to and with USC Oakbrook, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Teachers' Retirement System of the State of Illinois is hereby incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1998

4.7 Fifth Amendment to Loan Agreement dated December 11, 1997 by and among The Prudential Insurance Company of America, Old Orchard Urban Limited Partnership and American National Bank and Trust Company of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1998

10.1 Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit
10.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19,
1993

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

10.18 Restated Employment Agreement between Matthew S. Dominski and the Registrant is hereby incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

10.19 Third Amendment to Lease Agreement by and between Teachers' Retirement System of the State of Illinois and LaSalle National Trust, N.A., as Trustee for Oak Brook Urban Venture, L.P. is hereby incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K (File No. 1-12278) filed on March 25, 1994

10.20 First Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-Q (File No. 1-12278) filed on August 9, 1995

10.21 First and Second Amendments to Urban Shopping Centers 1993 Option Plan are hereby incorporated by reference to Exhibit 10.22 to the Registrants Form 10-Q (File No. 1-12278) filed on August 9, 1995

10.22 Urban Shopping Centers 1996 Incentive Unit Program is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 25, 1996

10.23 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

10.24 Agreement for Purchase and Sale of Partnership Interest by and between ZML-00 Associates Limited Partnership, Urban Shopping Centers, L.P., USC Old Orchard, Inc., and H. Rigel Barber, Gary A. Nikele and Jeffery A. Gluskin, as owner trustees of the Old Orchard Trust, is hereby incorporated by reference to Exhibit 10.24 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1997

                        URBAN SHOPPING CENTERS, INC.

                          EXHIBIT INDEX - CONCLUDED


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

10.29 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K/A filed on December 22, 1997

10.30 Urban Shopping Centers Deferred Cash Compensation Plan dated August 1, 1998 is hereby filed herewith

10.31 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby filed herewith

13.1    1998 annual report to shareholders

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG LLP

27.1    Financial Data Schedule

---------------

        Although certain additional long-term debt instruments of Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.