Form 10-Q
period 1999-03-31
URBAN SHOPPING CENTERS INC
filed 1999-05-13
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter
ended March 31, 1999                     Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on May 7, 1999 were 17,492,684 and 407,935, respectively.

                             TABLE OF CONTENTS





PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements  . . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    15


PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    23

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk . . . . . . . . . . . . . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       URBAN SHOPPING CENTERS, INC.

                        CONSOLIDATED BALANCE SHEETS

                   MARCH 31, 1999 AND DECEMBER 31, 1998

                                (Unaudited)
                  ($000's omitted, except share amounts)

                                  ASSETS
                                  ------

                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------

Investment properties:
  Land, including peripheral
    land parcels . . . . . . . . . . . .    $    154,627     $   157,045
  Buildings and improvements . . . . . .       1,189,115       1,095,431
  Equipment, furniture and fixtures. . .           4,843           4,065
  Construction in progress . . . . . . .          28,763         101,188
                                            ------------     -----------
                                               1,377,348       1,357,729
  Accumulated depreciation . . . . . . .        (170,719)       (163,845)
                                            ------------     -----------
    Investment properties, net of
      accumulated depreciation . . . . .       1,206,629       1,193,884

Investment property held for sale. . . .          12,568           --
Investments in unconsolidated
  partnerships . . . . . . . . . . . . .         133,330         135,052
Investment in the Management Company . .          51,467          48,552
Cash, cash equivalents and
  short-term investments . . . . . . . .           2,189             422
Interest, rents and other receivables. .          17,855          18,978
Deferred expenses and other assets . . .          16,081          14,522
                                            ------------     -----------

                                            $  1,440,119     $ 1,411,410
                                            ============     ===========

                       URBAN SHOPPING CENTERS, INC.

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


                                             MARCH 31,       DECEMBER 31,
                                               1999             1998
                                           -------------     -----------

Liabilities:
  Mortgage notes payable . . . . . . . .     $   783,986     $   765,501
  Land sale-leaseback proceeds . . . . .          75,000          75,000
  Deferred lease accrual . . . . . . . .          21,269          20,733
  Accounts payable and other
    liabilities. . . . . . . . . . . . .          67,352          51,270
  Investments in unconsolidated
    partnerships . . . . . . . . . . . .          43,693          42,893

  Commitments and contingencies
                                             -----------     -----------
          Total liabilities. . . . . . .         991,300         955,397

Minority interest. . . . . . . . . . . .         127,038         129,739

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 3,772,915
    shares in 1999 and 1998 (liquida-
    tion preference of $125,000) . . . .              38              38
  Common stock, $.01 par value,
    authorized 140,000,000 shares,
    issued and outstanding 17,487,684
    shares in 1999 and 17,380,193
    shares in 1998 . . . . . . . . . . .             175             174
  Unit voting stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 407,935
    shares in 1999 and 1998. . . . . . .               4               4
  Additional paid-in capital . . . . . .         492,131         489,880
  Retained earnings (deficit). . . . . .        (170,567)       (163,822)
                                            ------------     -----------

          Total stockholders' equity . .         321,781         326,274
                                            ------------     -----------

                                            $  1,440,119     $ 1,411,410
                                            ============     ===========















       See accompanying notes to consolidated financial statements.

                       URBAN SHOPPING CENTERS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


                                                   1999          1998
                                                ----------    ----------
Revenues:
  Shopping center revenues:
    Minimum rents. . . . . . . . . . . . . . . $    31,252    $   29,406
    Percentage rents . . . . . . . . . . . . .         645         1,193
    Recoveries from tenants. . . . . . . . . .      16,327        14,894
    Other. . . . . . . . . . . . . . . . . . .       1,487         1,026
                                                ----------    ----------
                                                    49,711        46,519

  Interest income. . . . . . . . . . . . . . .         181           389
                                                ----------    ----------

                                                    49,892        46,908
                                                ----------    ----------

Expenses:
  Shopping center expenses . . . . . . . . . .      18,311        17,634
  Mortgage and other interest. . . . . . . . .      11,976        10,834
  Ground rent. . . . . . . . . . . . . . . . .       1,087         1,188
  Depreciation and amortization. . . . . . . .      10,845        10,314
  General and administrative . . . . . . . . .       1,504         1,335
  Write-off of assets. . . . . . . . . . . . .       --               81
                                                ----------    ----------
                                                    43,723        41,386
                                                ----------    ----------

          Operating income . . . . . . . . . .       6,169         5,522

Income from unconsolidated partnerships. . . .       2,501         1,850
Income (loss) from the Management Company. . .          32          (835)
                                               -----------   -----------

          Income before minority interest
            and extraordinary items. . . . . .       8,702         6,537

Minority interest. . . . . . . . . . . . . . .      (2,603)       (1,997)
                                               -----------   -----------

          Income before extraordinary
            items. . . . . . . . . . . . . . .       6,099         4,540

Extraordinary items from the Management
  Company (net of taxes and minority
  interest). . . . . . . . . . . . . . . . . .      (1,132)        --
                                               -----------   -----------

          Net income . . . . . . . . . . . . .       4,967         4,540

Dividends on preferred stock . . . . . . . . .      (2,113)       (1,621)
                                               -----------   -----------
          Income applicable to common and
            unit voting common stock . . . . . $     2,854   $     2,919
                                               ===========   ===========

                       URBAN SHOPPING CENTERS, INC.

                                                   1999          1998
                                                ----------    ----------
Basic income per common and unit
 voting common share:
  Before extraordinary items . . . . . . . . . $       .22   $       .16
  Extraordinary items. . . . . . . . . . . . .        (.06)       --
                                               -----------   -----------
          Net income . . . . . . . . . . . . . $       .16   $       .16
                                               ===========   ===========

Diluted income per common and unit
 voting common share:
  Before extraordinary items . . . . . . . . . $       .22   $       .16
  Extraordinary items. . . . . . . . . . . . .        (.06)        --
                                               -----------   -----------
          Net income . . . . . . . . . . . . . $       .16   $       .16
                                               ===========   ===========

Weighted-average common and
  unit voting common stock outstanding . . . .  17,885,675    17,719,039
                                               ===========   ===========

Dividends declared and paid per common
 and unit voting common share. . . . . . . . . $     .5600   $     .5250
                                               ===========   ===========





































       See accompanying notes to consolidated financial statements.

                       URBAN SHOPPING CENTERS, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


                                                   1999          1998
                                                ----------    ----------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . $     4,967    $    4,540
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization. . . . . . .      10,845        10,314
    Write-off of assets. . . . . . . . . . . .       --               81
    Provision for losses on accounts
      receivable . . . . . . . . . . . . . . .         167           525
    Income from unconsolidated
      partnerships . . . . . . . . . . . . . .      (2,501)       (1,850)
    Loss (income) from the Management
      Company. . . . . . . . . . . . . . . . .         (32)          835
    Minority interest. . . . . . . . . . . . .       2,603         1,997
    Deferred lease accrual . . . . . . . . . .         536           535
    Extraordinary items. . . . . . . . . . . .       1,132         --
    Other, net . . . . . . . . . . . . . . . .        (366)         (457)
  Other changes in assets and liabilities:
    Interest, rents and other receivables. . .       1,313           435
    Deferred expenses and other assets . . . .         (96)        1,005
    Accounts payable and other liabilities . .       1,962         6,161
                                               -----------   -----------
          Net cash provided by
            operating activities . . . . . . .      20,530        24,121
                                               -----------   -----------

Cash flows from investing activities:
  Additions to investment properties,
    net of change in related payables. . . . .     (22,894)       (3,393)
  Cash contributions to unconsolidated
    partnerships and the Management
    Company. . . . . . . . . . . . . . . . . .      (5,176)       (6,109)
  Cash distributions from unconsolidated
    partnerships and the Management
    Company. . . . . . . . . . . . . . . . . .       5,617         3,170
  Other, net . . . . . . . . . . . . . . . . .         190           (52)
                                               -----------   -----------
          Net cash used in
            investing activities . . . . . . .     (22,263)       (6,384)
                                               -----------   -----------

                       URBAN SHOPPING CENTERS, INC.

                                                   1999          1998
                                                ----------    ----------

Cash flows from financing activities:
  Proceeds from issuance of debt,
    net of issuance costs. . . . . . . . . . .     101,853        31,629
  Proceeds from issuance of common stock
    under option plan and incentive unit
    plan . . . . . . . . . . . . . . . . . . .       2,730         1,867
  Repayment of debt. . . . . . . . . . . . . .     (83,836)      (34,591)
  Cash distributions to common unitholders . .      (5,006)       (4,610)
  Cash distributions to preferred
    unitholders. . . . . . . . . . . . . . . .        (490)         (490)
  Dividends paid . . . . . . . . . . . . . . .     (11,712)      (10,165)
  Other, net . . . . . . . . . . . . . . . . .         (39)           58
                                               -----------   -----------
          Net cash provided by (used in)
            financing activities . . . . . . .       3,500       (16,302)
                                               -----------   -----------

Net increase in cash and cash equivalents. . .       1,767         1,435
Cash and cash equivalents at
  beginning of period. . . . . . . . . . . . .         294         1,143
                                               -----------   -----------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . . . . $     2,061   $     2,578
                                               ===========   ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . . . $    10,931   $    10,587
                                               ===========   ===========




























       See accompanying notes to consolidated financial statements.

                       URBAN SHOPPING CENTERS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 1998

                                (UNAUDITED)
                  ($000's omitted, except share amounts)



     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1998, which are incorporated by reference in the Company's 1998 annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, Urban Shopping Centers, L.P. (the "Operating Partnership") and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Water Tower Joint Venture ("Water Tower Place"), Coral-CS/LTD Associates ("Coral Square Mall"), West Dade County Associates ("Miami International Mall"), S. F. Shopping Centre Associates, L.P. ("San Francisco Shopping Centre"), Copley Place Associates, LLC ("Copley Place"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Woodland Hills Mall, LLC ("Woodland Hills Mall") and Urban Retail Properties Co. (the "Management Company").

     For the three months ended March 31, 1999 and 1998, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the three months ended March 31, 1999 and 1998, the Company incurred interest of $13,559 and $11,405, respectively, and capitalized interest of $1,583 and $571, respectively.

     Cash and cash equivalents (which aggregated $2,061 and $294 at March 31, 1999 and December 31, 1998, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($76 and none at March 31, 1999 and December 31, 1998, respectively).

Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 at March 31, 1999 and December 31, 1998. Cash equivalents and other short-term investments are held at cost which approximates market.

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(1)  BASIS OF PRESENTATION (Continued)

     On May 21, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue 98-9 "Accounting for Contingent Rent in Interim Financial Periods." The Task Force determined that a lessor should defer recognition of contingent rental income (i.e., percentage/excess rent) in interim periods until the specified target (i.e., breakpoint) that triggers the contingent rental income is achieved. The Company implemented the consensus as of May 21, 1998. This consensus affects timing of revenue recognition for interim financial periods and it is not expected to have any significant effect on the Company's net income for the full calendar year 1999.

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

(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:

                                         March 31,      December 31,
                                           1999             1998
                                       -------------   -------------
Assets:
  Investment properties, net . . . . .    $  855,947     $   860,634
  Other assets . . . . . . . . . . . .        45,556          46,934
                                          ----------     -----------
                                             901,503         907,568
Less liabilities:
  Mortgage notes payable . . . . . . .       645,085         645,904
  Other liabilities. . . . . . . . . .        31,241          30,045
                                         -----------     -----------
     Total capital . . . . . . . . . .       225,177         231,619

Less: Outside partners' capital. . . .       135,540         139,460
                                         -----------     -----------
     Total investments in
       unconsolidated partnerships . .   $    89,637     $    92,159
                                         ===========     ===========

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(2)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                         March 31,      December 31,
                                           1999             1998
                                       -------------   -------------
Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships. . . $ 133,330 $ 135,052 Liabilities - Investments in
      unconsolidated partnerships. . .        43,693          42,893
                                         -----------     -----------
                                         $    89,637     $    92,159
                                         ===========     ===========

                                              Three Months Ended
                                                   March 31,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------
Revenues:
  Shopping centers . . . . . . . . . .   $    44,493     $    39,371
  Interest income. . . . . . . . . . .           244             261

Expenses:
  Shopping centers . . . . . . . . . .        20,430          18,299
  Mortgage and other interest and
    ground rent. . . . . . . . . . . .        11,538          10,691
  Depreciation and amortization. . . .         6,873           5,704
                                         -----------     -----------
        Net income . . . . . . . . . .   $     5,896     $     4,938
                                         ===========     ===========

Company's share of:
  Mortgage and other interest and
    ground rent. . . . . . . . . . . .   $     5,430     $     4,746
  Depreciation and amortization. . . .         2,880           2,443
  Net income . . . . . . . . . . . . .         2,501           1,850
                                         ===========     ===========


(3)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.
                                         March 31,      December 31,
                                           1999            1998
                                       -------------   -------------
Assets:
  Investments in land parcels. . . . .   $    15,171     $    15,171
  Cash, cash equivalents and
    short-term investments . . . . . .         3,858           4,324
  Receivables and deferred expenses. .        18,851          17,332
                                         -----------     -----------
                                         $    37,880     $    36,827
                                         ===========     ===========

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(3)  INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                         March 31,      December 31,
                                           1999            1998
                                       -------------   -------------
Liabilities:
  Notes payable. . . . . . . . . . . .   $    20,000     $    20,000
  Accounts payable and
    other liabilities. . . . . . . . .         3,444           4,777
                                         -----------     -----------
                                              23,444          24,777
Owners' equity . . . . . . . . . . . .        14,436          12,050
                                         -----------     -----------
                                         $    37,880     $    36,827
                                         ===========     ===========

                                             Three Months Ended
                                                   March 31,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------
Revenues . . . . . . . . . . . . . . .   $    10,775     $     9,864

Expenses:
  Management, leasing and
    development services . . . . . . .         9,978           8,892
  Mortgage and other interest. . . . .           378           1,421
  Land parcels . . . . . . . . . . . .            40           --
  Depreciation and amortization. . . .           375             335
                                         -----------     -----------
                                              10,771          10,648
                                         -----------     -----------
          Operating income (loss). . .             4            (784)

Income tax benefit (expense) . . . . .            (8)            207
                                         -----------     -----------
          Income (loss) before
            extraordinary items. . . .            (4)           (577)

Extraordinary items (net of taxes) . .        (1,788)          --
                                         -----------     -----------

          Net loss . . . . . . . . . .   $    (1,792)    $      (577)
                                         ===========     ===========


(4)  SUBSEQUENT EVENT

     At March 31, 1999, the Company recognized Service Merchandise Plaza as an investment property held for sale. Service Merchandise Plaza in Columbus, Ohio, is an approximate 193,000 square foot community center anchored by Service Merchandise, Circuit City and Office Depot. The Company is selling Service Merchandise Plaza at this time because it is a non-core asset which is not integral to the Company's strategy of owning and operating dominant high quality regional malls and adjacent retail. Revenues of $737 and $525, expenses of $403 and $305, and net income of $334 and $220, for the three months ended March 31, 1999 and 1998, respectively, related to Service Merchandise Plaza are included in the accompanying consolidated statements of operations.

                       URBAN SHOPPING CENTERS, INC.

     On April 26, 1999, the Company signed a letter of intent to sell Service Merchandise Plaza. Assuming the completion of customary due diligence review and other customary closing conditions, the transaction is expected to close during the second quarter of 1999.

(5)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company defines each of its regional malls and community centers as an individual operating segment and has determined that all of the regional malls and community centers exhibit substantially identical economic characteristics and meet the other criteria specified by SFAS No. 131 which permits the malls to be aggregated into one reportable segment. The Management Company is viewed by management as a separate segment and does not meet the quantitative measures required for separate disclosure.

     The Company separately assesses and measures the operating results of its regional malls based on net operating income ("NOI"). NOI is calculated as shopping center revenues less shopping center expenses adjusted for straight-line rent and non-real estate depreciation. NOI for the Company's unconsolidated partnerships is measured at the Company's ownership share.

     The following table summarizes the revenues, NOI and assets for the Company's reportable segment.

                                              Three Months Ended
                                                   March 31,
                                           -------------------------
                                             1999            1998
                                          ----------      ----------
REVENUES:

Shopping center revenues . . . . . . .    $   69,582      $   63,417
  Company's share of unconsolidated
    partnerships . . . . . . . . . . .       (19,871)        (16,898)
  Interest income. . . . . . . . . . .           181             389
                                          ----------      ----------
        Consolidated revenue . . . . .    $   49,892      $   46,908
                                          ==========      ==========
NOI:

Shopping Center NOI. . . . . . . . . .    $   41,646      $   37,242
  Unconsolidated shopping center
    NOI. . . . . . . . . . . . . . . .       (10,744)         (8,910)
    Interest income. . . . . . . . . .           181             389
    Straight-line rent adjustments . .           366             457
    Real estate depreciation and
      amortization . . . . . . . . . .       (10,392)         (9,769)
    Non-shopping center expenses . . .       (14,888)        (13,887)
    Income from unconsolidated
      partnerships and the
      Management Company . . . . . . .         2,533           1,015
                                          ----------      ----------
        Consolidated income before
          minority interest and
          extraordinary items. . . . .    $    8,702       $   6,537
                                          ==========      ==========

                       URBAN SHOPPING CENTERS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded


                                           March 31,    December 31,
                                             1999          1998
                                          ----------    ------------

ASSETS:

Total shopping center assets . . . . .    $1,386,463      $1,362,436
  Investment in the Management
    Company. . . . . . . . . . . . . .        51,467          48,552
  Cash, cash equivalents and
    short-term investments . . . . . .         2,189             422
                                          ----------      ----------
        Consolidated assets. . . . . .    $1,440,119      $1,411,410
                                          ==========      ==========

     Information relative to the Company's expenditures for additions to long-lived assets has been included in the investing activities reported in the consolidated statements of cash flows.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities decreased $3.6 million in the three months ended March 31, 1999 from the three months ended March 31, 1998. This decrease was primarily attributable to a decrease in accounts payable and other liabilities.

     Net cash flows used in investing activities increased $15.9 million in the three months ended March 31, 1999 from the three months ended March 31, 1998. This increase was primarily attributable to an increase in additions to investment properties at Citrus Park Town Center as a result of the consolidation of this entity in 1999.

     Net cash flows from financing activities increased $19.8 million in the three months ended March 31, 1999 from the three months ended March 31, 1998. This increase was primarily attributable to the fundings from the Citrus Park Town Center construction loan in 1999.

     At March 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $2.2 million.

     On March 5, 1999, the Company paid $11.7 million to common and preferred shareholders as a dividend of $.56 per share representing its fourth quarter 1998 dividend. On March 4, 1999, the Operating Partnership paid $5.0 million to its limited partners as a distribution of $.56 per unit representing its fourth quarter 1998 distribution.

     CAPITALIZATION. At March 31, 1999, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $1,077.4 million of which $987.5 million is fixed rate debt and $89.9 million is floating rate debt. On February 25, 1999, the Company secured $75.0 million in financing for Penn Square Mall. This loan bears interest at a fixed rate of 7.025% and matures on March 1, 2009.
Also on February 25, 1999, the Management Company obtained a $20.0 million bank loan. This loan bears interest at LIBOR + 1.20% (6.26% at March 31, 1999) and matures on February 25, 2004. On March 1, 1999, Penn Square Mall and the Management Company prepaid their indebtedness of $31.0 million and $20.0 million, respectively. The indebtedness had a scheduled maturity date of August 1, 2001. The Management Company incurred a penalty of approximately $2.0 million due to this prepayment of debt. On February 25, 1999, the interest rate on the Citrus Park Town Center construction loan was reduced to LIBOR + 1.05% (6.10% at March 31, 1999) based upon achieving certain specified performance hurdles. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. On January 29, 1999, this line was further amended to increase the line to $10.0 million, extend the maturity to January 28, 2000 and change the interest rate to the Reference Rate - 1.5625% (6.19% at March 31,
1999). As of March 31, 1999, $7.2 million was outstanding on this line of credit. As of March 31, 1999, $10.8 million was outstanding on the Company's $107.5 million secured, revolving line of credit. On January 11, 1999, Water Tower Joint Venture completed a one year extension of its $170.0 million of indebtedness. This indebtedness is now scheduled to mature on February 1, 2000. In addition, it may be further extended for one additional year. On January 14, 1999, S.F. Shopping Centre Associates, L.P. extended the loan maturity on its $53.5 million of indebtedness to July 1, 2003. In addition, it may be further extended for two one-year periods.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At March 31, 1999, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 54%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     CAPITAL INVESTMENTS. The Company's newest super-regional mall, Citrus Park Town Center in Tampa, Florida, opened 100% leased on March 3, 1999. The anchor tenants are Burdines, Dillard's, JCPenney and Sears. Citrus Park Town Center also contains more than 120 specialty shops and restaurants and an approximate 90,000 square foot state-of-the-art movie theatre in a total retailing package designed to make Citrus Park Town Center a destination mall. In addition, an approximate 350,000 square foot community center opposite the regional mall, The Plaza at Citrus Park Town Center, is scheduled to open in phases beginning in the fall of 1999.

     The Company's latest development project is the 1.1 million square foot Galleria at Roseville near Sacramento, California. Galleria at Roseville already has four committed anchor tenants with JCPenney, Macy's, Nordstrom and Sears. The development schedule calls for Galleria at Roseville to open in August of 2000.

     As of the date of this report, there are approximately twenty-three, nine and twenty-five acres of outparcel land, respectively, at Brandon TownCenter, Citrus Park Town Center and Wolfchase Galleria available for future sale or development.



                                                                    100%                          Pro Rata
                                                                 Balance of                       Share of
($000's omitted,                                    Annual        Mortgage                        Mortgage
except share and                Maturity           Interest         Notes         Ownership        Notes
per share amounts)                Date               Rate          Payable        Interest        Payable
-----------------------        ----------         ----------     ----------      ----------     -----------
Consolidated Entities:
 Old Orchard Center             Dec. 2009           6.98%         $165,840           100.0%     $  165,840
 Oakbrook Center                Oct. 2004           6.14%          140,000           100.0%        140,000
 MainPlace                     Sept. 1999           6.25%           80,000           100.0%         80,000
 Wolfchase Galleria             June 2007           7.80%           78,810           100.0%         78,810
 Fox Valley Center              Nov. 2006           6.75%           85,528           100.0%         85,528
 Hawthorn Center                Nov. 2008           6.75%           77,864           100.0%         77,864
 Penn Square Mall               Mar. 2009           7.03%           75,000           100.0%         75,000
 Citrus Park Town Center        Aug. 2000(1)          (1)           62,994           100.0%         62,994
 Operating Partnership          Apr. 2000(2)          (2)           10,800           100.0%         10,800
 Operating Partnership          Jan. 2000             (3)            7,150           100.0%          7,150
-------------------------------------------------------------------------------------------------------------
                                                                   783,986                         783,986
Unconsolidated Entities: (4)
 Water Tower Place              Feb. 2000(5)          (5)          170,000            55.0%         93,500
 Coral Square Mall              Dec. 2000           7.40%           53,300            50.0%         26,650
 Miami International Mall       Dec. 2003           6.91%           46,392            40.0%         18,557
 San Francisco Shopping Centre  July 2003(6)        6.90%           53,531            50.0%         26,766
 Copley Place                   Aug. 2007           7.44%          192,057            33.3%         64,019
 Woodland Hills Mall            Jan. 2009           7.00%           89,852            50.0%         44,926
 Management Company             Feb. 2004             (7)           20,000            95.0%         19,000
-------------------------------------------------------------------------------------------------------------
                                                                   625,132                         293,418
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                    $1,077,404
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                                  $   28,000
Convertible preferred stock
 (convertible into 3,772,915
 shares of common stock)                                                                        $  125,000
-------------------------------------------------------------------------------------------------------------





                                                                    100%                          Pro Rata
                                                                 Balance of                       Share of
($000's omitted,                                    Annual        Mortgage                        Mortgage
except share and                Maturity           Interest         Notes         Ownership        Notes
per share amounts)                Date               Rate          Payable        Interest        Payable
-----------------------        ----------         ----------     ----------      ----------     -----------

Market value of equity interests
 as of March 31, 1999, based upon
 26,834,691 common shares, unit
 voting common shares and common
 units at $28.6875 per share/unit                                                               $  769,820
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                     $2,000,224
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                        54%
-------------------------------------------------------------------------------------------------------------


     (1)  This construction loan matures on August 7, 2000; however, it may be extended for three one-year periods.  The loan currently bears interest at LIBOR + 1.05% (6.10% at March 31, 1999).

     (2)  This line of credit, subject to lenders' approval, may be extended for an additional one or two-year period and is currently subject to a floating rate of LIBOR + 0.85% (6.58% at March 31, 1999).

     (3)  This line of credit bears at the Reference Rate - 1.5625% (6.19% at March 31, 1999).

     (4)  Excludes Valencia Town Center as the Company is a limited partner and is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the Partnership.

     (5)  During the first quarter of 1999, the Company extended this loan maturity to February 1, 2000.  It may be further extended for one additional year.  Of this total $170.0 million, $160.0 million bears interest at LIBOR
+ 1.125% and $10.0 million bears interest at LIBOR + 1.500% (6.09% and 6.46%, respectively, at March 31, 1999).

     (6)  On January 14, 1999, the Company extended this loan maturity to July 1, 2003; however, it may be further extended for two one-year periods.

     (7)  This loan currently bears interest at a floating rate of LIBOR + 1.20% (6.26% at March 31, 1999).


     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS. Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of diluted funds from operations:
                                              Three Months Ended
                                                   March 31,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------
Income before minority interest
  and extraordinary items. . . . . . .    $    8,702      $    6,537
Plus depreciation and amortization . .        10,392           9,769
Plus Company's share of depreciation
 and amortization from unconsolidated
 partnerships and the Management
 Company . . . . . . . . . . . . . . .         2,891           2,294
Plus incentive unit dividends. . . . .           139             109
                                          ----------      ----------
Diluted funds from operations. . . . .    $   22,124      $   18,709
                                          ==========      ==========

     FUNDS AVAILABLE FOR DISTRIBUTION. The chart below shows the calculation of diluted funds available for distribution:

                                              Three Months Ended
                                                   March 31,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------

Diluted funds from operations. . . . .    $   22,124      $   18,709
Plus non-cash effect of Oakbrook
  Center straight-lined ground rent
  and related interest . . . . . . . .           854             813
Plus (less) adjustment to reflect
  actual cash received from the
  Management Company . . . . . . . . .           (43)            809
Plus write-off of assets (a) . . . . .         --                 81
Less straight-line rent adjustments
  (a). . . . . . . . . . . . . . . . .          (572)           (551)
                                          ----------      ----------
Diluted funds available for
  distribution . . . . . . . . . . . .    $   22,363      $   19,861
                                          ==========      ==========

      (a)  Includes the Company's share of unconsolidated partnerships.

     Weighted-average diluted shares and units outstanding for the three months ended March 31, 1999 and 1998 were 31,980,768 and 30,885,331, respectively.

     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales (excluding Citrus Park Town Center and including the December 1998 acquisition of Woodland Hills Mall as if it had been in the portfolio for the entire period) increased 4.6% to $548.3 million in the three months ended March 31, 1999 from $524.3 million in the three months ended March 31, 1998. Mall tenant sales (excluding anchors and movie theaters) (excluding Citrus Park Town Center and including the December 1998 acquisition of Woodland Hills Mall as if it had been in the portfolio for the entire period) increased 6.2% to $407.3 million in the three months ended March 31, 1999 from $383.4 million in the same period for 1998. Comparable reported mall tenant sales increased 4.4% in the three months ended March 31, 1999 compared to the same period for 1998. Sales per square foot for the rolling twelve months ended March 31, 1999 were $376 compared to $361 for the twelve months ended March 31, 1998.

The 1998 sales per square foot figure excludes Woodland Hills Mall, which was acquired in December 1998. All sales per square foot figures exclude Citrus Park Town Center which opened in March 1999.

     OCCUPANCY. The mall GLA was 91.6% occupied at March 31, 1999 as compared to 93.3% at December 31, 1998 and 90.4% at March 31, 1998. The mall GLA was 93.7% leased at March 31, 1999.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

     Shopping center revenues increased $3.2 million to $49.7 million in the three months ended March 31, 1999 from $46.5 million in the three months ended March 31, 1998. This increase was primarily a result of the opening of Citrus Park Town Center on March 3, 1999 and increases in shopping center revenues at Brandon TownCenter, Service Merchandise Plaza, Old Orchard Center and Wolfchase Galleria.

     Shopping center expenses, including depreciation and amortization, increased $1.2 million to $29.1 million in the three months ended March 31, 1999 from $27.9 million in the same period for 1998. This increase was primarily a result of the opening of Citrus Park Town Center on March 3, 1999.

     Mortgage and other interest increased $1.1 million to $11.9 million in the three months ended March 31, 1999 from $10.8 million in the same period for 1998. This increase was primarily the result of fundings on the construction loan at Citrus Park Town Center.

     Income from unconsolidated partnerships increased $.6 million to $2.5 million in the three months ended March 31, 1999 from $1.9 million in the same period for 1998. This increase was primarily attributable to the Company's acquisition of a 50% equity interest in Woodland Hills Mall on December 21, 1998 and increases from Water Tower Place and San Francisco Shopping Centre. The increase at Water Tower Place was primarily due to a decrease in mortgage interest as a result of a decrease in the floating interest rate. The increase at San Francisco Shopping Centre was due to increased minimum rents as a result of the re-merchandising of tenants.

     Income from the Management Company increased $.8 million from a $.8 million loss in the three months ended March 31, 1998. This increase was primarily attributable to a decrease in mortgage interest as a result of the restructuring of debt at the Management Company.

     The extraordinary items (net of taxes and minority interest) of $1.1 million in 1999 resulted from the prepayment penalty and the write-off of deferred expenses related to the repayment of debt at the Management Company.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued by the FASB in June 1998. The effective date of this statement for the Company is January 1, 2000. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities will be required to carry all derivative instruments in the balance sheet at fair value.
The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These derivatives are used to hedge cash flow exposure and under Statement 133 the effective portion of the gain or loss on the derivative instrument will be reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss will be reported in earnings immediately.

     The Company does not anticipate early adoption of Statement 133; however, it is estimated that adoption of Statement 133 will result in the Company recording a derivative instrument liability of $6.1 million and a transition adjustment loss of $6.1 million in other comprehensive income at January 1, 2000.

     The Company expects that the adoption of Statement 133 will increase the volatility of reported earnings and other comprehensive income. In general, the amount of volatility will vary with the level of derivative activities during any period.

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

FORWARD LOOKING STATEMENTS

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

      10.28 Fox Valley Mall LLC Agreement of Purchase and Sale of Membership Interest dated November 14, 1997 is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on December 22, 1997

      10.29 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K/A filed on December 22, 1997

      10.30 Urban Shopping Centers Deferred Cash Compensation Plan dated August 1, 1998 is hereby incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K (File No. 1-12278) filed on March 29, 1999

      10.31 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 1-12278) filed on March 29, 1999

      27.1   Financial Data Schedule

      --------------------

           Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

      (b) No reports on Form 8-K were filed during the first quarter of 1999.

      ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its indebtedness. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objective, the Company may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. Because of the Company's objectives discussed above, the Company limits its exposure to increases in interest rates; however, the Company also does not benefit fully from decreases in interest rates. Furthermore, as interest rates increase and decrease, the implicit value of the derivative instrument rises and falls, respectively. This rise and fall in the implicit value of an interest rate swap agreement does not impact the fixed payment agreed to under the swap agreement. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company manages its exposure to changes in floating interest rates by limiting exposure to floating rate changes in any one year. The Company manages liquidity risk by staggering the maturities of its indebtedness. The Company increases its financial flexibility through the use of variable rate debt and derivatives versus fixed rate debt. The Company manages its exposure to counterparties by diversifying its exposure to counterparties and entering into swap agreements and treasury locks only with certain parties which have a specified credit rating.

     The Company's interest rate risk is monitored using a variety of techniques. Fixed rate debt matures and bears average interest rates as follows: 2000 - $26,650 at 7.40%; 2003 - $18,557 at 6.91%; and thereafter
- $591,987 at 7.08%. Variable rate debt matures and bears average interest rates (based on the March 31, 1999 LIBOR rate) as follows: 1999 - $80,000 at 5.49%; 2000 - $174,444 at 6.08%; 2003 - $26,766 at 5.56%; and thereafter
- $159,000 at 5.29%.

     The Company utilizes principally variable-to-fixed interest rate swaps to mitigate its interest rate risk on the above variable rate debt. Notional amounts of outstanding interest rate swaps have the following maturities and provide for the following average fixed payment rates to hedge the indicated underlying variable rates: 2000 - $20,000 at 6.07% and 6.81%; 2002 - $63,500 at 6.10% and 7.37%; 2003 - $10,000 at 6.07% and
7.41%; and thereafter - $256,766 at 5.32% and 6.26%.

     The above average balances include the Company's share of unconsolidated partnership's debt and swaps. The fair value of fixed and variable rate debt approximates its carrying value at March 31, 1999. The fair value of interest rate swap agreements was ($5,081) at March 31, 1999.

     As the above information incorporates only those exposures that exist as of March 31, 1999, it does not consider those exposure or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time and interest rates.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              URBAN SHOPPING CENTERS, INC.


                              By:       ADAM S. METZ
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer,
                                        Director of Acquisitions and Chief
                                        Accounting Officer
                              Date:     May 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                        ADAM S. METZ
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer,
                                        Director of Acquisitions and Chief
                                        Accounting Officer
                              Date:     May 13, 1999