Form 10-Q
period 1999-06-30
URBAN SHOPPING CENTERS INC
filed 1999-08-16
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                Quarterly Report under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter
ended June 30, 1999                     Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on August 6, 1999 were 17,506,484 and 407,935, respectively.

                             TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements  . . . . . . . . . . . . . . .      3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . .     17


PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . . . .     28

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     29

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk . . . . . . . . . . . . . . . . . . . .     33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                       URBAN SHOPPING CENTERS, INC.

                        CONSOLIDATED BALANCE SHEETS

                    JUNE 30, 1999 AND DECEMBER 31, 1998

                                (Unaudited)
                  ($000's omitted, except share amounts)

                                  ASSETS
                                  ------

                                             JUNE 30,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------

Investment properties:
  Land, including peripheral
    land parcels. . . . . . . . . . . .    $    209,396      $   157,045
  Buildings and improvements. . . . . .       1,421,783        1,095,431
  Equipment, furniture and fixtures . .           4,963            4,065
  Construction in progress. . . . . . .          41,696          101,188
                                           ------------      -----------
                                              1,677,838        1,357,729
  Accumulated depreciation. . . . . . .        (181,810)        (163,845)
                                           ------------      -----------
    Investment properties, net of
      accumulated depreciation. . . . .       1,496,028        1,193,884

Investment property held for sale . . .          12,568            --
Investments in unconsolidated
  partnerships. . . . . . . . . . . . .         130,983          135,052
Investment in the Management Company. .          51,597           48,552
Cash, cash equivalents and
  short-term investments. . . . . . . .           2,237              422
Interest, rents and other receivables .          15,793           18,978
Deferred expenses and other assets. . .          14,453           14,522
                                           ------------      -----------

                                           $  1,723,659      $ 1,411,410
                                           ============      ===========

                       URBAN SHOPPING CENTERS, INC.

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------


                                             JUNE 30,        DECEMBER 31,
                                              1999              1998
                                          -------------      -----------

Liabilities:
  Mortgage notes payable. . . . . . . .    $  1,030,540      $   765,501
  Land sale-leaseback proceeds. . . . .          75,000           75,000
  Deferred lease accrual. . . . . . . .          21,804           20,733
  Accounts payable and other
    liabilities . . . . . . . . . . . .          69,042           51,270
  Investments in unconsolidated
    partnerships. . . . . . . . . . . .          44,172           42,893

  Commitments and contingencies
                                            -----------      -----------
          Total liabilities . . . . . .       1,240,558          955,397

Minority interest . . . . . . . . . . .         164,455          129,739

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 3,772,915
    shares in 1999 and 1998 (liquida-
    tion preference of $125,000). . . .              38               38
  Common stock, $.01 par value,
    authorized 140,000,000 shares,
    issued and outstanding 17,506,484
    shares in 1999 and 17,380,193
    shares in 1998. . . . . . . . . . .             175              174
  Unit voting stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 407,935
    shares in 1999 and 1998 . . . . . .               4                4
  Additional paid-in capital. . . . . .         494,926          489,880
  Retained earnings (deficit) . . . . .        (176,497)        (163,822)
                                           ------------      -----------

          Total stockholders' equity. .         318,646          326,274
                                           ------------      -----------

                                           $  1,723,659      $ 1,411,410
                                           ============      ===========















       See accompanying notes to consolidated financial statements.

                                          URBAN SHOPPING CENTERS, INC.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                   (UNAUDITED)
                                     ($000's omitted, except share amounts)


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1999           1998          1999           1998
                                                      -----------     ----------   -----------     ----------
Revenues:
  Shopping center revenues:
    Minimum rents . . . . . . . . . . . . . . . . .    $   34,755     $   29,496    $   66,007     $   58,852
    Percentage rents. . . . . . . . . . . . . . . .           881          1,449         1,526          2,692
    Recoveries from tenants . . . . . . . . . . . .        19,837         15,280        36,164         30,174
    Other . . . . . . . . . . . . . . . . . . . . .         2,535          1,202         4,022          2,228
                                                       ----------     ----------    ----------     ----------
                                                           58,008         47,427       107,719         93,946

  Interest income . . . . . . . . . . . . . . . . .           196            445           377            834
                                                       ----------     ----------    ----------     ----------

                                                           58,204         47,872       108,096         94,780
                                                       ----------     ----------    ----------     ----------

Expenses:
  Shopping center expenses. . . . . . . . . . . . .        20,867         17,189        39,178         34,823
  Mortgage and other interest . . . . . . . . . . .        14,258         10,632        26,234         21,466
  Ground rent . . . . . . . . . . . . . . . . . . .         1,142          1,212         2,229          2,400
  Depreciation and amortization . . . . . . . . . .        12,264         10,383        23,109         20,697
  General and administrative. . . . . . . . . . . .         1,417          1,083         2,921          2,418
  Write-off of assets . . . . . . . . . . . . . . .         1,393             32         1,393            113
                                                       ----------     ----------    ----------     ----------
                                                           51,341         40,531        95,064         81,917
                                                       ----------     ----------    ----------     ----------





                                          URBAN SHOPPING CENTERS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1999           1998          1999           1998
                                                      -----------     ----------   -----------     ----------

          Operating income. . . . . . . . . . . . .         6,863          7,341        13,032         12,863

Income from unconsolidated partnerships . . . . . .         2,908          2,830         5,409          4,680
Income (loss) from the Management Company . . . . .           276           (511)          308         (1,346)
                                                      -----------    -----------    ----------     ----------

          Income before other gains,
            minority interest and
            extraordinary items . . . . . . . . . .        10,047          9,660        18,749         16,197

Other gains . . . . . . . . . . . . . . . . . . . .         --               479         --               479
Minority interest . . . . . . . . . . . . . . . . .        (3,348)        (3,224)       (5,951)        (5,221)
                                                      -----------    -----------    ----------     ----------

          Income before extraordinary
            items . . . . . . . . . . . . . . . . .         6,699          6,915        12,798         11,455

Extraordinary items (net of taxes and
  minority interest). . . . . . . . . . . . . . . .          (486)         --           (1,618)         --
                                                      -----------    -----------    ----------     ----------

          Net income. . . . . . . . . . . . . . . .         6,213          6,915        11,180         11,455

Dividends on preferred stock. . . . . . . . . . . .        (2,113)        (1,575)       (4,226)        (3,196)
                                                      -----------    -----------    ----------     ----------
          Income applicable to common and
            unit voting common stock. . . . . . . .   $     4,100    $     5,340    $    6,954     $    8,259
                                                      ===========    ===========    ==========     ==========





                                          URBAN SHOPPING CENTERS, INC.

                                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1999           1998          1999           1998
                                                      -----------     ----------   -----------     ----------

Basic income per common and unit
 voting common share:
  Before extraordinary items. . . . . . . . . . . .    $      .26     $      .30    $      .48     $      .47
  Extraordinary items . . . . . . . . . . . . . . .          (.03)         --             (.09)         --
                                                       ----------     ----------    ----------     ----------
          Net income. . . . . . . . . . . . . . . .    $      .23     $      .30    $      .39     $      .47
                                                       ==========     ==========    ==========     ==========

Diluted income per common and unit
 voting common share:
  Before extraordinary items. . . . . . . . . . . .    $      .26     $      .30    $      .47     $      .47
  Extraordinary items . . . . . . . . . . . . . . .          (.03)         --             (.09)         --
                                                       ----------     ----------    ----------     ----------
          Net income. . . . . . . . . . . . . . . .    $      .23     $      .30    $      .38     $      .47
                                                       ==========     ==========    ==========     ==========

Weighted-average common and
  unit voting common stock outstanding. . . . . . .    17,905,975     17,743,463    17,895,881     17,731,318
                                                       ==========     ==========    ==========     ==========

Dividends declared and paid per common
 and unit voting common share . . . . . . . . . . .    $    .5600     $    .5250    $   1.1200     $   1.0500
                                                       ==========     ==========    ==========     ==========













                          See accompanying notes to consolidated financial statements.

                                          URBAN SHOPPING CENTERS, INC.

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                   (UNAUDITED)
                                     ($000's omitted, except share amounts)

                                                                        1999               1998
                                                                     ----------         ----------
Cash flows from operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .       $    11,180         $   11,455
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .            23,109             20,697
    Write-off of assets . . . . . . . . . . . . . . . . . . .             1,393                113
    Provision for losses on accounts receivable . . . . . . .               540                983
    Income from unconsolidated partnerships . . . . . . . . .            (5,409)            (4,680)
    Loss (income) from the Management Company . . . . . . . .              (308)             1,346
    Minority interest . . . . . . . . . . . . . . . . . . . .             5,951              5,221
    Deferred lease accrual. . . . . . . . . . . . . . . . . .             1,071              1,070
    Extraordinary items . . . . . . . . . . . . . . . . . . .             1,618              --
    Other gains . . . . . . . . . . . . . . . . . . . . . . .             --                  (479)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .              (773)              (791)
  Other changes in assets and liabilities:
    Interest, rents and other receivables . . . . . . . . . .             3,280              1,462
    Deferred expenses and other assets. . . . . . . . . . . .            (2,352)               579
    Accounts payable and other liabilities. . . . . . . . . .             8,486              4,915
                                                                    -----------        -----------
          Net cash provided by operating activities . . . . .            47,786             41,891
                                                                    -----------        -----------
Cash flows from investing activities:
  Additions to investment properties, net of change
    in related payables . . . . . . . . . . . . . . . . . . .           (43,927)           (10,815)
  Acquisition of investment properties and
    development parcels . . . . . . . . . . . . . . . . . . .          (122,927)             --
  Proceeds from the sale of development parcels,
    net of selling costs. . . . . . . . . . . . . . . . . . .             --                   490
  Cash contributions to unconsolidated partnerships
    and the Management Company. . . . . . . . . . . . . . . .            (5,244)           (15,401)
  Cash distributions from unconsolidated partnerships
    and the Management Company. . . . . . . . . . . . . . . .            11,684              7,486
  Decrease (increase) in restricted cash. . . . . . . . . . .               832             (2,530)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .             --                    (3)
                                                                     ----------         ----------
          Net cash used in investing activities . . . . . . .          (159,582)           (20,773)
                                                                     ----------         ----------




                                          URBAN SHOPPING CENTERS, INC.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                        1999               1998
                                                                     ----------         ----------
Cash flows from financing activities:
  Proceeds from issuance of debt, net of issuance costs . . .           335,432             58,648
  Proceeds from issuance of Common Stock under
    option plan and unit incentive plan . . . . . . . . . . .             3,116              1,871
  Proceeds from the issuance of perpetual preferred
    partnership units . . . . . . . . . . . . . . . . . . . .            38,997              --
  Repayment of debt . . . . . . . . . . . . . . . . . . . . .          (229,088)           (50,443)
  Cash distributions to common unitholders. . . . . . . . . .           (10,011)            (9,220)
  Cash distributions to preferred unitholders . . . . . . . .              (980)              (980)
  Dividends paid. . . . . . . . . . . . . . . . . . . . . . .           (23,855)           (21,055)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .             --                    57
                                                                     ----------         ----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . .           113,611            (21,122)
                                                                     ----------         ----------
Net increase in cash and cash equivalents . . . . . . . . . .             1,815                 (4)
Cash and cash equivalents at beginning of period. . . . . . .               294              1,143
                                                                    -----------        -----------
Cash and cash equivalents at end of period. . . . . . . . . .       $     2,109        $     1,139
                                                                    ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized. . . . . . . . . . . . . . . .       $    24,043        $    20,846
                                                                    ===========        ===========















                          See accompanying notes to consolidated financial statements.

                       URBAN SHOPPING CENTERS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999 AND 1998

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


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     On May 27, 1999, in connection with the acquisition of Century City Shopping Center, the Company issued $40,000 of Series C Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") in Urban Shopping Centers, L.P. (the "Operating Partnership") at $50.00 per unit. The Preferred Units are entitled to fully cumulative distributions at a rate of 9.125% per annum. The Preferred Units, which may be called by the Company at par on or after May 27, 2004 have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The holders of the Preferred Units may exchange them at any time on or after May 27, 2009 for shares of a new series of preferred stock of the Company with similar terms.

     BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

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

     For the six months ended June 30, 1999 and 1998, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the six months ended June 30, 1999 and 1998, the Company incurred interest of $28,600 and $23,094, respectively, and capitalized interest of $2,366 and $1,628, respectively.

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(1)  ORGANIZATION AND BASIS OF PRESENTATION (Continued)

     Cash and cash equivalents (which aggregated $2,109 and $294 at June 30, 1999 and December 31, 1998, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($616 and none at June 30, 1999 and December 31, 1998, respectively).
Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 at June 30, 1999 and December 31, 1998. Cash equivalents and other short-term investments are held at cost which approximates market.

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

     Accrual accounting is applied for these derivatives treated as synthetic alterations, and income and expense are recorded as adjustments of interest expense. Fees, if any, related to these off-balance sheet investment products are amortized on the interest method over the life of the derivative. If the balance of the liability falls below that of the derivative, the excess portion of the derivative is marked to market and the resulting gain or loss included in income, as applicable. If a derivative is terminated independent of the underlying debt, the gain or loss is deferred and amortized over the remaining life of the derivative. If a treasury lock is terminated, the gain or loss is deferred and amortized over the life of the new debt.

     Derivatives that do not satisfy the criteria above would be carried at market value with changes in market value to be recognized as current income or expense.

(2)  ACQUISITION

     On June 10, 1999, the Company acquired Century City Shopping Center & Marketplace ("Century City") in Los Angeles, California. As consideration for the shopping center and related assets, which the Company acquired subject to existing nonrecourse indebtedness of $160,000, the Company paid $108,000 in cash, net of prorations. In connection with the acquisition, the Company issued $3,200 of partnership units in the Operating Partnership and $40,000 of Series C Cumulative Redeemable Preferred Partnership Units in the Operating Partnership. The existing nonrecourse indebtedness and the issuance of partnership units have not been reflected in investing and

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


financing activities in the accompanying consolidated statement of cash flows. Century City is a 770,000 square foot open-air regional mall located in Los Angeles, California. It is currently anchored by Bloomingdale's (222,000 square feet) and Macy's (135,000 square feet) and features a 50,000 square foot AMC theater, a 37,000 square foot Gelson's Market and more than 325,000 square feet of specialty shops and restaurants.

(3)  INVESTMENT PROPERTIES

     At June 30, 1999, the Company recognized Service Merchandise Plaza as an investment property held for sale. Service Merchandise Plaza in Columbus, Ohio, is an approximate 193,000 square foot community center anchored by Service Merchandise, Circuit City and Office Depot. The Company is selling Service Merchandise Plaza at this time because it is a non-core asset which is not integral to the Company's strategy of owning and operating dominant high quality regional malls and adjacent retail facilities. Revenues of $1,408 and $1,025, expenses of $728 and $652, and net income of $680 and $373, for the six months ended June 30, 1999 and 1998, respectively, related to Service Merchandise Plaza are included in the accompanying consolidated statements of operations.

(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:
                                          June 30,      December 31,
                                           1999             1998
                                       -------------   -------------
Assets:
  Investment properties, net. . . . .    $   847,878     $   860,634
  Other assets. . . . . . . . . . . .         52,585          46,934
                                         -----------     -----------
                                             900,463         907,568
Less liabilities:
  Mortgage notes payable. . . . . . .        644,241         645,904
  Other liabilities . . . . . . . . .         36,393          30,045
                                         -----------     -----------
     Total capital. . . . . . . . . .        219,829         231,619

Less: Outside partners' capital . . .        133,018         139,460
                                         -----------     -----------
     Total investments in
       unconsolidated partnerships. .    $    86,811     $    92,159
                                         ===========     ===========

Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships . . $ 130,983 $ 135,052 Liabilities - Investments in
      unconsolidated partnerships . .         44,172          42,893
                                         -----------     -----------
                                         $    86,811     $    92,159
                                         ===========     ===========

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                                Six Months Ended
                                                    June 30,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------
Revenues:
  Shopping centers. . . . . . . . . .    $    90,939      $   79,581
  Interest income . . . . . . . . . .            424             460
                                         -----------       ---------
                                              91,363          80,041
                                         -----------       ---------
Expenses:
  Shopping centers. . . . . . . . . .         41,660          36,185
  Mortgage and other interest and
    ground rent . . . . . . . . . . .         23,002          21,572
  Depreciation and amortization . . .         13,814          11,380
                                         -----------      ----------
                                              78,476          69,137
                                         -----------      ----------
    Income before other gains . . . .         12,887          10,904

Other gains . . . . . . . . . . . . .          --                729
                                         -----------      ----------
        Net income. . . . . . . . . .    $    12,887      $   11,633
                                         ===========      ==========

Company's share of:
  Mortgage and other interest and
    ground rent . . . . . . . . . . .    $    10,510      $    9,557
  Depreciation and amortization . . .          6,078           4,908
  Other gains . . . . . . . . . . . .          --                292
  Net income. . . . . . . . . . . . .          5,409           4,680
                                         ===========      ==========


(5)  INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                          June 30,      December 31,
                                           1999            1998
                                       -------------   -------------
Assets:
  Investments in land parcels . . . .    $    15,171     $    15,171
  Cash, cash equivalents and
    short-term investments. . . . . .          4,596           4,324
  Receivables and deferred expenses .         19,975          17,332
                                         -----------     -----------
                                         $    39,742     $    36,827
                                         ===========     ===========

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(5)  INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                          June 30,      December 31,
                                           1999            1998
                                       -------------   -------------
Liabilities:
  Notes payable . . . . . . . . . . .    $    20,000     $    20,000
  Accounts payable and
    other liabilities . . . . . . . .          3,389           4,777
                                         -----------     -----------
                                              23,389          24,777
Owners' equity. . . . . . . . . . . .         16,353          12,050
                                         -----------     -----------
                                         $    39,742     $    36,827
                                         ===========     ===========

                                               Six Months Ended
                                                    June 30,
                                         ---------------------------
                                             1999            1998
                                         -----------     -----------
Revenues:
  Management, leasing and
    development services. . . . . . .     $   21,297      $   18,828
  Interest income . . . . . . . . . .             90             382
                                          ----------      ----------
                                              21,387          19,210
                                          ----------      ----------
Expenses:
  Management, leasing and
    development services. . . . . . .         19,495          17,262
  Mortgage and other interest . . . .            696           2,843
  Land parcels. . . . . . . . . . . .             41             452
  Depreciation and amortization . . .            743             710
                                          ----------      ----------
                                              20,975          21,267
                                          ----------      ----------
      Operating income (loss) . . . .            412          (2,057)

Income tax benefit (expense). . . . .           (126)            548
                                          ----------      ----------
      Income (loss) before
        extraordinary items . . . . .            286          (1,509)

Extraordinary items (net of taxes). .         (1,788)          --
                                          ----------      ----------
      Net loss. . . . . . . . . . . .     $   (1,502)     $   (1,509)
                                          ==========      ==========

(6)  MORTGAGE NOTES PAYABLE

     On June 29, 1999, the Company signed an agreement with a lender for $100,000 of indebtedness secured by Citrus Park Town Center. The loan bears interest at 6.89% and matures on June 30, 2009. In connection with the funding on the new loan, the Company repaid the $72,600 then outstanding balance on the construction loan at Citrus Park Town Center. In addition, during the second quarter of 1999, the Company terminated its position in an $80,000 ten year treasury lock for a net gain of $3,200, which will be amortized as an offset to interest expense on the new Citrus loan over ten years.

                       URBAN SHOPPING CENTERS, INC.

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(7)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     The following table summarizes the revenues, NOI and assets for the Company's reportable segment.

                              Three Months Ended      Six Months Ended
                                  June 30,                June 30,
                            --------------------    --------------------
                              1999        1998        1999        1998
                            --------    --------    --------    --------
REVENUES:

Shopping center revenues. . $ 78,411    $ 64,739    $147,977    $128,173
Company's share of
  unconsolidated
  partnerships. . . . . . .  (20,403)    (17,312)    (40,258)    (34,227)
Interest income . . . . . .      196         445         377         834
                            --------    --------    --------    --------
    Consolidated revenue. . $ 58,204    $ 47,872    $108,096    $ 94,780
                            ========    ========    ========    ========
NOI:

Shopping center NOI . . . . $ 47,398    $ 39,497    $ 89,044    $ 76,739
Unconsolidated
  shopping center NOI . . .  (10,814)     (9,692)    (21,558)    (18,602)
Interest income . . . . . .      196         445         377         834
Straight-line rent
  adjustments . . . . . . .      407         334         773         791
Real estate depreciation
  and amortization. . . . .  (11,617)     (9,831)    (22,009)    (19,600)
Non-shopping center
  expenses. . . . . . . . .  (18,707)    (13,412)    (33,595)    (27,299)
Income from unconsolidated
  partnerships and the
  Management Company. . . .    3,184       2,319       5,717       3,334
                            --------    --------    --------    --------
    Consolidated
      income before
      minority interest
      and extraordinary
      items . . . . . . . . $ 10,047    $  9,660    $ 18,749    $ 16,197
                            ========    ========    ========    ========

                       URBAN SHOPPING CENTERS, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

                                (UNAUDITED)
                  ($000's omitted, except share amounts)


(7)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     - (Continued)



                                               June 30,     December 31,
                                                 1999          1998
                                              ----------    ------------
ASSETS:

Total shopping center assets. . . . . . .     $1,669,825      $1,362,436
Investment in the Management Company. . .         51,597          48,552
Cash, cash equivalents and short-term
  investments . . . . . . . . . . . . . .          2,237             422
                                              ----------      ----------
        Consolidated assets . . . . . . .     $1,723,659      $1,411,410
                                              ==========      ==========

     Information relative to the Company's expenditures for additions to long-lived assets has been included in the investing activities reported in the consolidated statements of cash flows.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $5.9 million in the six months ended June 30, 1999 from the six months ended June 30, 1998. This increase was primarily attributable to an increase in rental operations discussed below.

     Net cash flows used in investing activities increased $138.8 million in the six months ended June 30, 1999 from the six months ended June 30, 1998. This increase was primarily attributable to (i) the acquisition of Century City Shopping Center & Marketplace ("Century City") on June 10, 1999, (ii) the acquisition of land in Durham, North Carolina in June 1999 for the development of The Mall at Southpoint, and (iii) an increase in additions to investment properties at Citrus Park Town Center as a result of the consolidation of this entity in 1999.

     Net cash flows from financing activities increased $134.7 million in the six months ended June 30, 1999 from the six months ended June 30, 1998.

This increase was primarily attributable to an increase in the proceeds from (i) the issuance of a $100.0 million permanent loan at Citrus Park Town Center in June 1999, (ii) the issuance of $40.0 million in perpetual preferred partnership units of the Operating Partnership in May 1999, and
(iii) the issuance of $20.0 million of indebtedness for the construction of The Plaza at Citrus Park in June 1999; partially offset by the repayment of the construction loan at Citrus Park Town Center in June 1999.

     At June 30, 1999, the Company had cash, cash equivalents and short-term investments of $2.2 million.

     On June 4, 1999, the Company paid $12.1 million to common and preferred shareholders as a dividend of $.56 per share representing its first quarter 1999 dividend. On June 3, 1999, the Operating Partnership paid $5.0 million to its limited partners as a distribution of $.56 per unit representing its first quarter 1999 distribution.

     CAPITALIZATION. At June 30, 1999, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $1,323.6 million of which $1,166.3 million is fixed rate debt and $157.3 million is floating rate debt. On June 29, 1999, the Company signed an agreement with a lender for $100.0 million of indebtedness secured by Citrus Park Town Center. The loan bears interest at 6.89% and matures on June 30, 2009. In connection with the funding on the new loan, the Company repaid the $72.6 million then outstanding balance on the construction loan at Citrus Park Town Center. In addition, during the second quarter of 1999, the Company terminated its position in an $80.0 million, ten year treasury lock for a net gain of $3.2 million, which will be amortized as an offset to interest expense on the new Citrus loan over ten years. Also on June 29, 1999, the Company secured a loan with a lender for $30.0 million, of which the proceeds will be used for the construction of The Plaza at Citrus Park. The loan matures on June 29, 2000; however it may be extended for two six-month periods at the Company's option. The loan bears interest at a floating rate of LIBOR + 1.40% (6.70% at June 30, 1999). As of June 30, 1999, $20.0 million was outstanding on this loan.
On June 10, 1999, the Company acquired Century City. A portion of the acquisition was financed by a nine year, $160.0 million non-recourse loan. As of August 5, 1999, the $160.0 million bears interest at a blended fixed rate of 7.58%. On February 25, 1999, the Company secured $75.0 million in financing for Penn Square Mall. This loan bears interest at a fixed rate of 7.03% and matures on March 1, 2009. Also on February 25, 1999, the Management Company obtained a $20.0 million bank loan. This loan bears interest at LIBOR + 1.20% (6.26% at June 30, 1999) and matures on
February 25, 2004. On March 1, 1999, Penn Square Mall and the Management Company prepaid their indebtedness of $31.0 million and $20.0 million, respectively. The indebtedness had a scheduled maturity date of August 1, 2001. The Management Company incurred a penalty of approximately $2.0 million due to this prepayment of debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. On January 29, 1999, this line was further amended to increase the line to $10.0 million, extend the maturity to January 28, 2000 and change the interest rate to the Reference Rate - 1.5625%. As of June 30, 1999, no amounts were outstanding on this line of credit. As of June 30, 1999, $48.3 million was outstanding on the Company's $107.5 million secured, revolving line of credit. On January 11, 1999, Water Tower Joint Venture completed a one year extension of its $170.0 million of indebtedness. This indebtedness is now scheduled to mature on February 1, 2000. In addition, it may be further extended for one additional year. On January 14, 1999, S.F. Shopping Centre Associates, L.P. extended the loan maturity on its $53.5 million of indebtedness to July 1, 2003. In addition, it may be further extended for two one-year periods.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At June 30, 1999, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 56%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     CAPITAL INVESTMENTS. On June 10, 1999, the Company acquired Century City. As consideration for the shopping center and related assets, which the Company acquired subject to existing nonrecourse indebtedness of $160.0 million, the Company paid $108.0 million in cash, net of prorations. In connection with the acquisition, the Company issued $3.2 million of partnership units in the Operating Partnership and $40.0 million of Series C Cumulative Redeemable Preferred Partnership Units in the Operating Partnership. Century City is a 770,000 square foot open-air regional mall located in Los Angeles, California. It is currently anchored by Bloomingdale's (222,000 square feet) and Macy's (135,000 square feet) and features a 50,000 square foot AMC theater, a 37,000 square foot Gelson's Market and more than 325,000 square feet of specialty shops and restaurants.

     The Company's newest super-regional mall development, Citrus Park Town Center in Tampa, Florida, opened 100% leased on March 3, 1999. The anchor tenants are Burdines, Dillard's, JCPenney and Sears. Citrus Park Town Center also contains more than 120 specialty shops and restaurants and an approximate 90,000 square foot state-of-the-art movie theatre. In addition, an approximate 350,000 square foot community center opposite the regional mall, The Plaza at Citrus Park, is scheduled to open in phases beginning in the fall of 1999.

     The Company's latest development project is the 1.1 million square foot Galleria at Roseville near Sacramento, California. Galleria at Roseville already has four committed anchor tenants with JCPenney, Macy's, Nordstrom and Sears. Galleria at Roseville remains on schedule to open on August 25, 2000.

     The Company's next scheduled development project is the two-level, 1.1 million square foot, The Mall at Southpoint in Durham, North Carolina. Belk's, Hecht's, JCPenney, Nordstrom and Sears have all reached preliminary agreements to be anchor department stores at The Mall at Southpoint. The mall is scheduled to open in fall 2001.

     At June 30, 1999, amounts spent on construction in progress and land for development related to The Plaza at Citrus Park, Galleria at Roseville and The Mall at Southpoint totaled $52.1 million.

     At June 30, 1999, there are approximately twenty-three, nine and twenty-four acres of outparcel land, respectively, at Brandon TownCenter, Citrus Park Town Center and Wolfchase Galleria available for future sale or development.



                                                                   100%                         Pro Rata
                                                                Balance of                      Share of
($000's omitted,                                   Annual        Mortgage                       Mortgage
except share and                Maturity          Interest         Notes         Ownership       Notes
per share amounts)                Date              Rate          Payable        Interest       Payable
-----------------------        ----------        ----------     ----------      ----------    -----------
Consolidated Entities:
 Old Orchard Center             Dec. 2009          6.98%         $165,385           100.0%     $  165,385
 Oakbrook Center                Oct. 2004          6.14%          140,000           100.0%        140,000
 MainPlace                     Sept. 1999(1)       6.25%           80,000           100.0%         80,000
 Wolfchase Galleria             June 2007          7.80%           78,618           100.0%         78,618
 Fox Valley Center              Nov. 2006          6.75%           85,528           100.0%         85,528
 Hawthorn Center                Nov. 2008          6.75%           77,864           100.0%         77,864
 Penn Square Mall               Mar. 2009          7.03%           74,845           100.0%         74,845
 Citrus Park Town Center (2)    June 2009          6.89%          100,000           100.0%        100,000
 Century City Shopping Center   June 2008          7.58%(3)       160,000           100.0%        160,000
 Operating Partnership          Apr. 2000(4)         (4)           48,300           100.0%         48,300
 Operating Partnership (5)      June 2000          6.70%(5)        20,000           100.0%         20,000
-------------------------------------------------------------------------------------------------------------
                                                                1,030,540                       1,030,540
Unconsolidated Entities: (6)
 Water Tower Place              Feb. 2000(7)         (7)          170,000            55.0%         93,500
 Coral Square Mall              Dec. 2000          7.40%           53,300            50.0%         26,650
 Miami International Mall       Dec. 2003          6.91%           46,205            40.0%         18,482
 San Francisco Shopping Centre  July 2003(8)       6.90%           53,531            50.0%         26,766
 Copley Place                   Aug. 2007          7.44%          191,559            33.3%         63,853
 Woodland Hills Mall            Jan. 2009          7.00%           89,644            50.0%         44,822
 Management Company             Feb. 2004          6.26%(9)        20,000            95.0%         19,000
-------------------------------------------------------------------------------------------------------------
                                                                  624,239                         293,073
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                   $1,323,613
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                                $    28,000
Convertible preferred stock
 (convertible into 3,772,915
 shares of common stock)                                                                      $   125,000
Perpetual preferred units                                                                     $    40,000
-------------------------------------------------------------------------------------------------------------





                                                                   100%                         Pro Rata
                                                                Balance of                      Share of
($000's omitted,                                   Annual        Mortgage                       Mortgage
except share and                Maturity          Interest         Notes         Ownership       Notes
per share amounts)                Date              Rate          Payable        Interest       Payable
-----------------------        ----------        ----------     ----------      ----------    -----------

Market value of equity interests
 as of June 30, 1999, based upon
 26,934,538 common shares, unit
 voting common shares and common
 units at $31.50 per share/unit                                                               $   848,438
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                   $ 2,365,051
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                       56%
-------------------------------------------------------------------------------------------------------------


     (1)  The Company currently intends to refinance this indebtedness.

     (2)  The Company terminated its position in an $80.0 million treasury lock for a net gain of $3.2 million, which will be amortized as an offset to interest expense over ten years.

     (3)  As of August 5, 1999, the aggregate $160.0 million was fixed at a blended interest rate of 7.58%.

     (4)  This line of credit, subject to lenders' approval, may be extended for an additional one or two-year period and is currently subject to a floating rate of LIBOR + 0.85% (6.10% at June 30, 1999).

     (5)  Represents outstandings under a loan for $30.0 million, for which the fundings will be used on the construction of The Plaza at Citrus Park.  This loan may be extended for two six-month periods and currently bears interest at LIBOR + 1.40% (6.70% at June 30, 1999).

     (6)  Excludes Valencia Town Center as the Company is a limited partner and is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the Partnership.

     (7)  During the first quarter of 1999, the Company extended this loan maturity to February 1, 2000.  It may be further extended for one additional year.  Of this total $170.0 million, $160.0 million bears interest at LIBOR
+ 1.125% and $10.0 million bears interest at LIBOR + 1.500% (6.06% and 6.43%, respectively, at June 30, 1999).

     (8)  On January 14, 1999, the Company extended this loan maturity to July 1, 2003; however, it may be further extended for two one-year periods.

     (9)  This loan currently bears interest at a floating rate of LIBOR + 1.20% (6.26% at June 30, 1999).



     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS.  Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.  The chart below shows the calculation of diluted funds from operations:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------   --------------------------
                                                          1999           1998          1999           1998
                                                      -----------     ----------   -----------     ----------
Income before minority interest
  and extraordinary items . . . . . . . . . . . . .    $   10,047    $    10,139    $   18,749      $  16,676
Plus depreciation and amortization. . . . . . . . .        11,617          9,831        22,009         19,600
Plus Company's share of depreciation
 and amortization from unconsolidated
 partnerships and the Management
 Company. . . . . . . . . . . . . . . . . . . . . .         2,901          2,317         5,792          4,611
Plus incentive unit dividends . . . . . . . . . . .           139            109           278            218
Less perpetual preferred unit distribution. . . . .          (345)         --             (345)         --
                                                       ----------     ----------    ----------     ----------

Diluted funds from operations . . . . . . . . . . .    $   24,359     $   22,396    $   46,483     $   41,105
                                                       ==========     ==========    ==========     ==========







     FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of diluted funds available for distribution:

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------   --------------------------
                                                          1999           1998          1999           1998
                                                      -----------     ----------   -----------     ----------
Diluted funds from operations . . . . . . . . . . .    $   24,359     $   22,396    $   46,483     $   41,105
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and
  related interest. . . . . . . . . . . . . . . . .           862            820         1,716          1,633
Plus (less) adjustment to reflect actual
  cash received from the Management
  Company . . . . . . . . . . . . . . . . . . . . .          (379)           482          (422)         1,291
Plus write-off of assets (a). . . . . . . . . . . .         1,492             32         1,492            113
Less straight-line rent adjustments (b) . . . . . .          (597)          (420)       (1,169)          (971)
                                                       ----------     ----------    ----------     ----------

Diluted funds available for distribution
  including other gains . . . . . . . . . . . . . .        25,737         23,310        48,100         43,171

Less other gains (b). . . . . . . . . . . . . . . .         --              (771)        --              (771)
                                                       ----------     ----------    ----------     ----------

Diluted funds available for distribution
  excluding other gains . . . . . . . . . . . . . .    $   25,737     $   22,539    $   48,100     $   42,400
                                                       ==========     ==========    ==========     ==========


      (a)  Includes the Company's share of unconsolidated partnerships and the Management Company.

      (b)  Includes the Company's share of unconsolidated partnerships.


     Weighted-average diluted shares and units outstanding, including preferred units, preferred stock and outstanding stock options and incentive units, were 32,071,673 and 30,913,029 for the three months ended June 30, 1999 and 1998, respectively, and 32,036,620 and 30,909,908, respectively, for the six months ended June 30, 1999 and 1998.

     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales (excluding Citrus Park Town Center and Century City and including the December 1998 acquisition of Woodland Hills Mall as if it had been in the portfolio for the entire period) increased 3.6% to $633.6 million in the three months ended June 30, 1999 from $611.8 million in the three months ended June 30, 1998. Mall tenant sales (excluding anchors and movie theaters) (excluding Citrus Park Town Center and Century City and including the December 1998 acquisition of Woodland Hills Mall as if it had been in the portfolio for the entire period) increased 6.5% to $460.9 million in the three months ended June 30, 1999 from $432.9 million in the same period for 1998. Comparable reported mall tenant sales increased 4.3% in the six months ended June 30, 1999 compared to the same period for 1998. Sales per square foot for the rolling twelve months ended June 30, 1999 were $380 compared to $366 for the twelve months ended June 30, 1998. The 1998 sales per square foot figure excludes Woodland Hills Mall, which was acquired in December 1998. All sales per square foot figures exclude Citrus Park Town Center which opened on March 3, 1999 and Century City which was acquired on June 10, 1999.

     OCCUPANCY. The mall GLA was 90.9% occupied at June 30, 1999 as compared to 93.3% at December 31, 1998 and 90.6% at June 30, 1998. The mall GLA was 92.8% leased at June 30, 1999.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1998

     Shopping center revenues increased $13.8 million to $107.7 million in the six months ended June 30, 1999 from $93.9 million in the six months ended June 30, 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999, (ii) the acquisition of Century City on June 10, 1999, and (iii) increases in shopping center revenues at Brandon TownCenter, Oakbrook Center, Old Orchard Center and Wolfchase Galleria.

     Shopping center expenses, including depreciation and amortization, increased $6.8 million to $62.3 million in the six months ended June 30, 1999 from $55.5 million in the same period for 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999 and (ii) the acquisition of Century City Shopping Center on June 10, 1999.

     Mortgage and other interest increased $4.7 million to $26.2 million in the six months ended June 30, 1999 from $21.5 million in the same period for 1998. This increase was primarily the result of (i) fundings on the loans at Citrus Park Town Center, (ii) the acquisition of Century City on June 10, 1999, and (iii) the new mortgage obtained by the Company at Penn Square Mall.

     Income from unconsolidated partnerships increased $.7 million to $5.4 million in the six months ended June 30, 1999 from $4.7 million in the same period for 1998. This increase was primarily attributable to the Company's acquisition of a 50% equity interest in Woodland Hills Mall on December 21, 1998 and increases from Water Tower Place and San Francisco Shopping Centre. The increase at Water Tower Place was primarily due to a decrease in mortgage interest as a result of a decrease in the floating interest rate. The increase at San Francisco Shopping Centre was due to increased minimum rents as a result of the re-merchandising of tenants.

     Income from the Management Company increased $1.6 million to $.3 million from a $1.3 million loss in the six months ended June 30, 1998. This increase was primarily attributable to a decrease in mortgage interest as a result of the restructuring of debt at the Management Company.

     The extraordinary items (net of taxes and minority interest) of $1.6 million in 1999 resulted from the prepayment penalty and the write-off of deferred expenses related to the repayment of debt at the Management Company and the write-off of deferred expenses related to the repayment of the construction loan at Citrus Park Town Center.

     THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

     Shopping center revenues increased $10.6 million to $58.0 million in the three months ended June 30, 1999 from $47.4 million in the three months ended June 30, 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999, (ii) the acquisition of Century City on June 10, 1999, and (iii) increases in shopping center revenues at Brandon TownCenter, Oakbrook Center, Old Orchard Center and Wolfchase Galleria.

     Shopping center expenses, including depreciation and amortization, increased $5.5 million to $33.1 million in the three months ended June 30, 1999 from $27.6 million in the same period for 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999 and (ii) the acquisition of Century City on June 10, 1999.

     Mortgage and other interest increased $3.7 million to $14.3 million in the three months ended June 30, 1999 from $10.6 million in the same period for 1998. This increase was primarily the result of (i) fundings on the loans at Citrus Park Town Center, (ii) the acquisition of Century City on June 10, 1999, and (iii) the new mortgage obtained by the Company at Penn Square Mall.

     Income from the Management Company increased $.8 million to $.3 million in the three months ended June 30, 1999 from a $.5 million loss in the same period for 1998. This increase was primarily attributable to a decrease in mortgage interest as a result of the restructuring of debt at the Management Company.

     The extraordinary items (net of taxes and minority interest) of $.5 million in the second quarter 1999 resulted from the write-off of deferred expenses related to the repayment of the construction loan at Citrus Park Town Center.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued by the FASB in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133" ("Statement 137"), was issued in June 1999. Statement 137 defers the effective date of Statement 133 for one year. Statement 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effective date of this statement for the Company is January 1, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under the standard, entities will be required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These derivatives are used to hedge cash flow exposure and under Statement 133 the effective portion of the gain or loss on the derivative instrument will be reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss will be reported in earnings immediately.

     The Company does not anticipate early adoption of Statement 133, as amended; however, it is estimated that adoption of Statement 133, as amended, will result in the Company recording a derivative instrument asset of $.9 million and transition adjustment income of $.9 million in other comprehensive income at January 1, 2001.

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

     The Company's property management staff has conducted an inventory and assessment of the non-IT systems at its properties and is seeking confirmation from the relevant vendors that these non-IT systems are year 2000 ready. The Company has begun, and is continuing, to replace critical non-IT systems that the Company believes may not be year 2000 ready. The Company believes that its properties currently are substantially year 2000 ready and that systems which are not yet year 2000 ready will be ready by September 1999. However, the Company does not have the technical capacity to test all of the non-IT systems at its properties.

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

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     On May 5, 1999, at the Company's annual meeting of shareholders, actions were taken on the election of directors and the ratification of independent auditors. The results of these actions are presented below.


     ELECTION OF DIRECTORS:

                                         For                  Withheld
                                     ----------              ----------
  Neil G. Bluhm                      23,798,092                 575,640
  James B. Digney                    23,857,469                 516,263
  Matthew S. Dominski                23,873,684                 500,048
  Susan Getzendanner                 23,851,774                 521,958
  Judd D. Malkin                     23,870,182                 503,550
  John E. Neal                       23,854,769                 518,963
  Philip B. Rooney                   23,858,335                 515,397
  John G. Schreiber                  23,874,424                 499,308
  Henry T. Segerstrom                23,847,944                 525,788

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


     RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR
1999:

               For                 Against               Abstain
           ----------              -------               -------

           24,327,235               34,821                11,676


     APPROVAL OF THE COMPANY'S INCENTIVE STOCK PROGRAM:

               For                Against                Abstain
           ----------            ---------               -------

           17,545,844            6,652,373               175,515


     APPROVAL OF THE COMPANY'S ISSUANCE OF SECURITIES:

      For             Against           Abstain             Non-Vote
   ---------         ---------         --------            ---------

  17,943,087         3,863,697           38,353            2,528,595

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

       10.28 Fox Valley Mall LLC Agreement of Purchase and Sale of Membership Interest dated November 14, 1997 is hereby incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on December 22, 1997

       10.29 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K/A filed on December 22, 1997

       10.30 Urban Shopping Centers Deferred Cash Compensation Plan dated August 1, 1998 is hereby incorporated by reference to Exhibit 10.30 to the Registrant's Form 10-K (File No. 1-12278) filed on March 29, 1999

       10.31 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban Shopping Centers, L.P. is hereby incorporated by reference to Exhibit 10.31 to the Registrant's Form 10-K (File No. 1-12278) filed on March 29, 1999

       10.32 Contribution Agreement dated June 10, 1999 among KPLP, Century City Mall, LLC, a Delaware limited liability company, Urban LP, and Chicago Deferred Exchange Corporation is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 16, 1999

       10.33 Agreement of Purchase and Sale dated June 10, 1999 between RREEF and USC Century, Inc. is hereby incorporated by reference to Exhibit
10.2 to the Registrant's Form 8-K filed on June 16, 1999

       10.34 Registration Rights Agreement dated June 10, 1999 among KPLP, Urban and Urban LP is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 16, 1999

       10.35 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated May 27, 1999 is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on June 16, 1999

       10.36 Registration Rights Agreement dated May 27, 1999 between Urban and the unit holder named therein is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on June 16, 1999

       27.1   Financial Data Schedule

       --------------------

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) Form 8-K dated May 27, 1999 was filed during the second quarter of 1999.

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

     The Company's interest rate risk is monitored using a variety of techniques. Fixed rate debt matures and bears average interest rates as follows: 2000 - $26,650 at 7.40%; 2003 - $18,482 at 6.91%; and thereafter
- $770,915 at 7.08%. Variable rate debt matures and bears average interest rates (based on the June 30, 1999 LIBOR rate) as follows: 1999 - $80,000 at 5.60%; 2000 - $161,800 at 6.14%; 2003 - $26,766 at 5.67%; and thereafter
- $239,000 at 5.70%.

     The Company utilizes principally variable-to-fixed interest rate swaps to mitigate its interest rate risk on the above variable rate debt. Notional amounts of outstanding interest rate swaps have the following maturities and provide for the following average fixed payment rates to hedge the indicated underlying variable rates: 2000 - $20,000 at 6.18% and 6.81%; 2002 - $63,500 at 6.21% and 7.37%; 2003 - $10,000 at 6.18% and
7.41%; and thereafter - $256,766 at 5.44% and 6.26%.

     The above average balances include the Company's share of unconsolidated partnership's debt and swaps. The fair value of fixed and variable rate debt approximates its carrying value at June 30, 1999. The fair value of interest rate swap agreements was $2,658 at June 30, 1999.

     As the above information incorporates only those exposures that exist as of June 30, 1999, it does not consider those exposure or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time and interest rates.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              URBAN SHOPPING CENTERS, INC.


                              By:       ADAM S. METZ
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer,
                                        Director of Acquisitions and Chief
                                        Accounting Officer
                              Date:     August 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                        ADAM S. METZ
                                        Executive Vice President, Chief
                                        Financial Officer, Treasurer,
                                        Director of Acquisitions and Chief
                                        Accounting Officer
                              Date:     August 12, 1999