Form 10-Q
period 1999-09-30
URBAN SHOPPING CENTERS INC
filed 1999-11-12
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter
ended September 30, 1999                     Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on November 10, 1999 were 17,523,484 and 407,935, respectively.

                               TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements   . . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .      18


PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .      29

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . . .      33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         URBAN SHOPPING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                  (Unaudited)
                    ($000's omitted, except share amounts)

                                    ASSETS
                                    ------

                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1999               1998
                                             -------------       -----------

Investment properties:
  Land, including peripheral
    land parcels . . . . . . . . . . . . .    $    209,304       $   157,045
  Buildings and improvements . . . . . . .       1,426,503         1,095,431
  Equipment, furniture and fixtures. . . .           5,051             4,065
  Construction in progress . . . . . . . .          59,342           101,188
                                              ------------       -----------
                                                 1,700,200         1,357,729
  Accumulated depreciation . . . . . . . .        (194,234)         (163,845)
                                              ------------       -----------
    Investment properties, net of
      accumulated depreciation . . . . . .       1,505,966         1,193,884

Investment property held for sale. . . . .          12,568             --
Investments in unconsolidated
  partnerships . . . . . . . . . . . . . .         129,264           135,052
Investment in the Management Company . . .          49,098            48,552
Cash, cash equivalents and
  short-term investments . . . . . . . . .          20,781               422
Interest, rents and other receivables. . .          16,740            18,978
Deferred expenses and other assets . . . .          17,688            14,522
                                              ------------       -----------

                                              $  1,752,105       $ 1,411,410
                                              ============       ===========

                         URBAN SHOPPING CENTERS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                             SEPTEMBER 30,       DECEMBER 31,
                                                 1999               1998
                                             -------------       -----------

Liabilities:
  Mortgage notes payable . . . . . . . . .    $  1,064,154       $   765,501
  Land sale-leaseback proceeds . . . . . .          75,000            75,000
  Deferred lease accrual . . . . . . . . .          22,339            20,733
  Accounts payable and other
    liabilities. . . . . . . . . . . . . .          69,433            51,270
  Investments in unconsolidated
    partnerships . . . . . . . . . . . . .          44,387            42,893

  Commitments and contingencies
                                               -----------       -----------
          Total liabilities. . . . . . . .       1,275,313           955,397

Minority interest. . . . . . . . . . . . .         162,813           129,739

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 3,772,915
    shares in 1999 and 1998 (liquida-
    tion preference of $125,000) . . . . .              38                38
  Common stock, $.01 par value,
    authorized 140,000,000 shares,
    issued and outstanding 17,520,484
    shares in 1999 and 17,380,193
    shares in 1998 . . . . . . . . . . . .             176               174
  Unit voting stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 407,935
    shares in 1999 and 1998. . . . . . . .               4                 4
  Additional paid-in capital . . . . . . .         494,851           489,880
  Retained earnings (deficit). . . . . . .        (181,090)         (163,822)
                                              ------------       -----------

          Total stockholders' equity . . .         313,979           326,274
                                              ------------       -----------

                                              $  1,752,105       $ 1,411,410
                                              ============       ===========















         See accompanying notes to consolidated financial statements.

                                             URBAN SHOPPING CENTERS, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                      (UNAUDITED)
                                        ($000's omitted, except share amounts)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          --------------------------     --------------------------
                                                              1999           1998            1999           1998
                                                          -----------     ----------     -----------     ----------
Revenues:
  Shopping center revenues:
    Minimum rents. . . . . . . . . . . . . . . . . . .     $   38,148     $   29,389     $   104,155     $   88,241
    Percentage rents . . . . . . . . . . . . . . . . .          1,887          1,188           3,413          3,880
    Recoveries from tenants. . . . . . . . . . . . . .         19,542         16,952          55,706         47,126
    Other. . . . . . . . . . . . . . . . . . . . . . .          3,382          1,237           7,404          3,465
                                                           ----------     ----------      ----------     ----------
                                                               62,959         48,766         170,678        142,712

  Interest income. . . . . . . . . . . . . . . . . . .            208            109             585            943
                                                           ----------     ----------      ----------     ----------

                                                               63,167         48,875         171,263        143,655
                                                           ----------     ----------      ----------     ----------

Expenses:
  Shopping center expenses . . . . . . . . . . . . . .         21,963         18,587          61,141         53,410
  Mortgage and other interest. . . . . . . . . . . . .         17,180         10,930          43,414         32,396
  Ground rent. . . . . . . . . . . . . . . . . . . . .          1,137          1,109           3,366          3,509
  Depreciation and amortization. . . . . . . . . . . .         13,302         10,404          36,411         31,101
  General and administrative . . . . . . . . . . . . .          1,557          1,212           4,478          3,630
  Write-off of assets. . . . . . . . . . . . . . . . .            275             70           1,668            183
                                                           ----------     ----------      ----------     ----------
                                                               55,414         42,312         150,478        124,229
                                                           ----------     ----------      ----------     ----------





                                             URBAN SHOPPING CENTERS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          --------------------------     --------------------------
                                                              1999           1998            1999           1998
                                                          -----------     ----------     -----------     ----------

          Operating income . . . . . . . . . . . . . .          7,753          6,563          20,785         19,426

Income from unconsolidated partnerships. . . . . . . .          3,257          2,736           8,666          7,416
Income (loss) from the Management Company. . . . . . .              7            466             315           (880)
                                                          -----------    -----------      ----------     ----------

          Income before other gains,
            minority interest and
            extraordinary items. . . . . . . . . . . .         11,017          9,765          29,766         25,962

Other gains. . . . . . . . . . . . . . . . . . . . . .            632          --                632            479
Minority interest. . . . . . . . . . . . . . . . . . .         (4,096)        (3,082)        (10,047)        (8,303)
                                                          -----------    -----------      ----------     ----------

          Income before extraordinary
            items. . . . . . . . . . . . . . . . . . .          7,553          6,683          20,351         18,138

Extraordinary items (net of taxes and
  minority interest) . . . . . . . . . . . . . . . . .          --             --             (1,618)         --
                                                          -----------    -----------      ----------     ----------

          Net income . . . . . . . . . . . . . . . . .          7,553          6,683          18,733         18,138

Dividends on preferred stock . . . . . . . . . . . . .         (2,113)        (1,575)         (6,339)        (4,771)
                                                          -----------    -----------      ----------     ----------
          Income applicable to common and
            unit voting common stock . . . . . . . . .    $     5,440    $     5,108      $   12,394     $   13,367
                                                          ===========    ===========      ==========     ==========





                                             URBAN SHOPPING CENTERS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          --------------------------     --------------------------
                                                              1999           1998            1999           1998
                                                          -----------     ----------     -----------     ----------

Basic income per common and unit
 voting common share:
  Before extraordinary items . . . . . . . . . . . . .     $      .30     $      .29      $      .78     $      .75
  Extraordinary items. . . . . . . . . . . . . . . . .          --             --               (.09)         --
                                                           ----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . . .     $      .30     $      .29      $      .69     $      .75
                                                           ==========     ==========      ==========     ==========

Diluted income per common and unit
 voting common share:
  Before extraordinary items . . . . . . . . . . . . .     $      .30     $      .29      $      .77     $      .75
  Extraordinary items. . . . . . . . . . . . . . . . .          --             --               (.09)         --
                                                           ----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . . .     $      .30     $      .29      $      .68     $      .75
                                                           ==========     ==========      ==========     ==========

Weighted-average common and
  unit voting common stock outstanding . . . . . . . .     17,917,234     17,745,261      17,903,077     17,736,017
                                                           ==========     ==========      ==========     ==========

Dividends declared and paid per common
 and unit voting common share. . . . . . . . . . . . .     $     .560     $     .525      $    1.680     $    1.575
                                                           ==========     ==========      ==========     ==========













                             See accompanying notes to consolidated financial statements.

                                             URBAN SHOPPING CENTERS, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                                      (UNAUDITED)
                                        ($000's omitted, except share amounts)

                                                                             1999                1998
                                                                          ----------          ----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . .         $    18,733          $   18,138
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . . . .              36,411              31,101
    Write-off of assets. . . . . . . . . . . . . . . . . . . . .               1,668                 183
    Provision for losses on accounts receivable. . . . . . . . .                 700               1,138
    Income from unconsolidated partnerships. . . . . . . . . . .              (8,666)             (7,416)
    Loss (income) from the Management Company. . . . . . . . . .                (315)                880
    Minority interest. . . . . . . . . . . . . . . . . . . . . .              10,047               8,303
    Deferred lease accrual . . . . . . . . . . . . . . . . . . .               1,606               1,606
    Extraordinary items. . . . . . . . . . . . . . . . . . . . .               1,618               --
    Other gains. . . . . . . . . . . . . . . . . . . . . . . . .                (632)               (479)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . .                (957)             (1,050)
  Other changes in assets and liabilities:
    Interest, rents and other receivables. . . . . . . . . . . .               2,407                (713)
    Deferred expenses and other assets . . . . . . . . . . . . .              (2,237)             (1,090)
    Accounts payable and other liabilities . . . . . . . . . . .              17,571               6,894
                                                                         -----------         -----------
          Net cash provided by operating activities. . . . . . .              77,954              57,495
                                                                         -----------         -----------
Cash flows from investing activities:
  Additions to investment properties, net of change
    in related payables. . . . . . . . . . . . . . . . . . . . .             (75,035)            (20,764)
  Acquisition of investment properties and
    development parcels. . . . . . . . . . . . . . . . . . . . .            (122,927)              --
  Deferred acquisition costs . . . . . . . . . . . . . . . . . .              (3,731)              --
  Proceeds from the sale of development parcels,
    net of selling costs . . . . . . . . . . . . . . . . . . . .                 824                 490
  Cash contributions to unconsolidated partnerships
    and the Management Company . . . . . . . . . . . . . . . . .              (5,493)            (25,143)
  Cash distributions from unconsolidated partnerships
    and the Management Company . . . . . . . . . . . . . . . . .              19,572              22,881
  Decrease (increase) in restricted cash . . . . . . . . . . . .                 714              (2,425)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .               --                     (3)
                                                                          ----------          ----------
          Net cash used in investing activities. . . . . . . . .            (186,076)            (24,964)
                                                                          ----------          ----------




                                             URBAN SHOPPING CENTERS, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                             1999                1998
                                                                          ----------          ----------
Cash flows from financing activities:
  Proceeds from issuance of debt, net of issuance costs. . . . .             477,067              86,506
  Proceeds from issuance of Common Stock under
    option plan and unit incentive plan. . . . . . . . . . . . .               3,432               1,960
  Proceeds from the issuance of perpetual preferred
    partnership units. . . . . . . . . . . . . . . . . . . . . .              38,997               --
  Repayment of debt. . . . . . . . . . . . . . . . . . . . . . .            (337,375)            (74,157)
  Cash distributions to common unitholders . . . . . . . . . . .             (15,063)            (13,830)
  Cash distributions to preferred unitholders. . . . . . . . . .              (2,575)             (1,470)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .             (36,002)            (31,947)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .               --                     57
                                                                          ----------          ----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . . . . . . .             128,481             (32,881)
                                                                          ----------          ----------
Net increase (decrease) in cash and cash equivalents . . . . . .              20,359                (350)
Cash and cash equivalents at beginning of period . . . . . . . .                 294               1,143
                                                                         -----------         -----------
Cash and cash equivalents at end of period . . . . . . . . . . .         $    20,653         $       793
                                                                         ===========         ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . . . . . . . . . .         $    39,889         $    31,538
                                                                         ===========         ===========















                             See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1999 AND 1998

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


(1)  ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     On May 27, 1999, in connection with the acquisition of Century City Shopping Center & Marketplace, the Company issued $40,000 of Series C Cumulative Redeemable Preferred Partnership Units (the "Preferred Units") in Urban Shopping Centers, L.P. (the "Operating Partnership") at $50.00 per unit. The Preferred Units are entitled to fully cumulative distributions at a rate of 9.125% per annum. The Preferred Units, which may be called by the Company at par on or after May 27, 2004 have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership. The holders of the Preferred Units may exchange them at any time on or after May 27, 2009 for shares of a new series of preferred stock of the Company with similar terms.

     BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

     For the nine months ended September 30, 1999 and 1998, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the nine months ended September 30, 1999 and 1998, the Company incurred interest of $47,113 and $34,991, respectively, and capitalized interest of $3,699 and $2,595, respectively.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(1)  ORGANIZATION AND BASIS OF PRESENTATION (Continued)

     Cash and cash equivalents (which aggregated $20,653 and $294 at September 30, 1999 and December 31, 1998, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($20,610 and none at September 30, 1999 and December 31, 1998, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $128 at September 30, 1999 and December 31, 1998. Cash equivalents and other short-term investments are held at cost which approximates market.

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

(2)  ACQUISITION

     (a)  Houston Galleria

     On October 4, 1999, the Company, through a partnership owned two-thirds by the Company and one-third by institutional funds advised by Walton Street Capital, LLC, contracted to acquire the approximate 1.6 million square foot retail component of the Houston Galleria, a mixed use development in Houston, Texas. The acquisition is expected to be completed

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


by the middle of November of this year. The project includes an ice skating rink, food court, an adjacent strip shopping center of approximately 104,000 square feet and an adjacent fourteen acre development site. Current plans call for development of up to 750,000 square feet of new retail space on the development site which includes up to two new anchor department stores. The interest rate on $225,000 of six year, non-recourse debt which will be used to finance a portion of the acquisition had been fixed at an interest rate of 7.93%. In addition to the retail component, the project is comprised of three office towers totaling 1.1 million square feet of space and two Westin hotels aggregating 891 rooms. The office and hotel portions of Houston Galleria are to be acquired by institutional funds advised by Walton Street Capital, LLC.

     (b)  Century City Shopping Center & Marketplace

     On June 10, 1999, the Company acquired Century City Shopping Center & Marketplace ("Century City") in Los Angeles, California. As consideration for the shopping center and related assets, which the Company acquired subject to existing nonrecourse indebtedness of $160,000, the Company paid $108,000 in cash, net of prorations. In connection with the acquisition, the Company issued $3,200 of partnership units in the Operating Partnership and $40,000 of Series C Cumulative Redeemable Preferred Partnership Units in the Operating Partnership. The existing nonrecourse indebtedness and the issuance of partnership units have not been reflected in investing and financing activities in the accompanying consolidated statement of cash flows. Century City is a 770,000 square foot open-air regional mall located in Los Angeles, California. It is currently anchored by Bloomingdale's (222,000 square feet) and Macy's (135,000 square feet) and features a 50,000 square foot AMC theater, a 37,000 square foot Gelson's Market and more than 325,000 square feet of specialty shops and restaurants.

(3)  INVESTMENT PROPERTIES

     At September 30, 1999, the Company has classified Service Merchandise Plaza as an investment property held for sale. Service Merchandise Plaza in Columbus, Ohio, is an approximate 193,000 square foot community center anchored by Service Merchandise, Circuit City and Office Depot. The Company is selling Service Merchandise Plaza at this time because it is a non-core asset which is not integral to the Company's strategy of owning and operating dominant high quality regional malls and adjacent retail facilities. Revenues of $2,079 and $1,600, expenses of $1,049 and $792, and net income of $1,030 and $808, for the nine months ended September 30, 1999 and 1998, respectively, related to Service Merchandise Plaza are included in the accompanying consolidated statements of operations.

(4)  SALE OF INVESTMENT PROPERTY

     On July 12, 1999, the Company completed an outparcel of land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $824 and recognized a gain of $632 for financial reporting purposes.

     On April 30, 1998, the Company completed an outparcel of land sale at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $490 and recognized a gain of $479 for financial reporting purposes.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(5)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:
                                          September 30,     December 31,
                                              1999              1998
                                          -------------    -------------
Assets:
  Investment properties, net . . . . . .    $   843,606      $   860,634
  Other assets . . . . . . . . . . . . .         55,562           46,934
                                            -----------      -----------
                                                899,168          907,568
Less liabilities:
  Mortgage notes payable . . . . . . . .        643,398          645,904
  Other liabilities. . . . . . . . . . .         40,663           30,045
                                            -----------      -----------
     Total capital . . . . . . . . . . .        215,107          231,619

Less: Outside partners' capital. . . . .        130,230          139,460
                                            -----------      -----------
     Total investments in
       unconsolidated partnerships . . .    $    84,877      $    92,159
                                            ===========      ===========

Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships. . . .    $   129,264      $   135,052
    Liabilities - Investments in
      unconsolidated partnerships. . . .         44,387           42,893
                                            -----------      -----------
                                            $    84,877      $    92,159
                                            ===========      ===========

                                                   Nine Months Ended
                                                     September 30
                                             ---------------------------
                                                1999             1998
                                            -----------      -----------
Revenues:
  Shopping centers . . . . . . . . . . .    $   137,586       $  120,156
  Interest income. . . . . . . . . . . .            670              883
                                            -----------        ---------
                                                138,256          121,039
                                            -----------        ---------
Expenses:
  Shopping centers . . . . . . . . . . .         61,833           54,306
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .         35,242           32,481
  Depreciation and amortization. . . . .         20,138           16,821
                                            -----------       ----------
                                                117,213          103,608
                                            -----------       ----------
    Income before other gains. . . . . .         21,043           17,431

Other gains. . . . . . . . . . . . . . .          --                 729
                                            -----------       ----------
        Net income . . . . . . . . . . .    $    21,043       $   18,160
                                            ===========       ==========

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(5)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                                   Nine Months Ended
                                                     September 30
                                             ---------------------------
                                                1999             1998
                                            -----------      -----------
Company's share of:
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .    $    16,234       $   14,353
  Depreciation and amortization. . . . .          9,186            7,252
  Other gains. . . . . . . . . . . . . .          --                 292
  Net income . . . . . . . . . . . . . .          8,666            7,416
                                            ===========       ==========


(6) INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                          September 30,     December 31,
                                              1999             1998
                                          -------------    -------------
Assets:
  Investments in land parcels. . . . . .    $    14,204      $    15,171
  Cash, cash equivalents and
    short-term investments . . . . . . .          2,982            4,324
  Receivables and deferred expenses. . .         22,196           17,332
                                            -----------      -----------
                                            $    39,382      $    36,827
                                            ===========      ===========

Liabilities:
  Notes payable. . . . . . . . . . . . .    $    20,000      $    20,000
  Accounts payable and
    other liabilities. . . . . . . . . .          4,793            4,777
                                            -----------      -----------

                                                 24,793           24,777
Owners' equity . . . . . . . . . . . . .         14,589           12,050
                                            -----------      -----------
                                            $    39,382      $    36,827
                                            ===========      ===========

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(6) INVESTMENT IN THE MANAGEMENT COMPANY

                                                   Nine Months Ended
                                                     September 30
                                             ---------------------------
                                                1999             1998
                                            -----------      -----------
Revenues:
  Management, leasing and
    development services . . . . . . . .     $   31,608       $   29,206
  Interest income. . . . . . . . . . . .            216              418
                                             ----------       ----------
                                                 31,823           29,624
                                             ----------       ----------
Expenses:
  Management, leasing and
    development services . . . . . . . .         29,089           25,926
  Mortgage and other interest. . . . . .          1,028            3,806
  Land parcels . . . . . . . . . . . . .             41            1,476
  Depreciation and amortization. . . . .          1,129            1,090
                                             ----------       ----------
                                                 31,287           32,298
                                             ----------       ----------
      Operating income (loss). . . . . .            537           (2,674)

Income tax benefit (expense) . . . . . .           (140)             711
                                             ----------       ----------
      Income (loss) before other
        loss and extraordinary
        items. . . . . . . . . . . . . .            397           (1,963)

Loss on sale of land . . . . . . . . . .            (99)           --
                                             ----------       ----------
      Income (loss) before
        extraordinary items. . . . . . .            298           (1,963)
                                             ----------       ----------
Extraordinary items (net of taxes) . . .         (1,788)           --
                                             ----------       ----------
      Net loss . . . . . . . . . . . . .     $   (1,490)      $   (1,963)
                                             ==========       ==========


(7)  MORTGAGE NOTES PAYABLE

     (a)  MainPlace

     On September 29, 1999, the Company refinanced the MainPlace $80,000 of indebtedness with a $110,000 loan. Of the total $110,000, $80,000 bears interest at fixed rate of 7.00% through the use of an interest rate swap and $30,000 bears interest at LIBOR + 1.30% (7.23% at September 30, 1999). The loan matures on September 29, 2000; however, it may be extended for two one-year periods.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(7)  MORTGAGE NOTES PAYABLE (Continued)

     (b)  Citrus Park Town Center

     On June 29, 1999, the Company signed an agreement with a lender for $100,000 of indebtedness secured by Citrus Park Town Center. The loan bears interest at 6.89% and matures on June 30, 2009. In connection with the funding on the new loan, the Company repaid the $72,600 then outstanding balance on the construction loan at Citrus Park Town Center. In addition, during the second quarter of 1999, the Company terminated its position in an $80,000 ten year treasury lock for a net gain of $3,200, which will be amortized as an offset to interest expense over ten years.


(8)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

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

     The following table summarizes the revenues, NOI and assets for the Company's reportable segment.

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                               --------------------      --------------------
                                1999         1998         1999         1998
                              --------     --------     --------     --------
REVENUES:

Shopping center revenues . . .$ 83,803     $ 66,160     $231,780     $194,333
Company's share of
  unconsolidated
  partnerships . . . . . . . . (20,844)     (17,394)     (61,102)     (51,621)
Interest income. . . . . . . .     208          109          585          943
                              --------     --------     --------     --------

    Consolidated revenue . . .$ 63,167     $ 48,875     $171,263     $143,655
                              ========     ========     ========     ========

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(8) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Continued)

                                 Three Months Ended        Nine Months Ended
                                    September 30             September 30
                               --------------------      --------------------
                                1999         1998         1999         1998
                              --------     --------     --------     --------
NOI:

Shopping center NOI. . . . . .$ 52,556     $ 39,685     $141,600     $116,424
Unconsolidated
  shopping center NOI. . . . . (11,892)      (9,867)     (33,450)     (28,469)
Interest income. . . . . . . .     208          109          585          943
Straight-line rent
  adjustments. . . . . . . . .     183          260          956        1,051
Real estate depreciation
  and amortization . . . . . . (12,707)      (9,933)     (34,716)     (29,533)
Non-shopping center
  expenses . . . . . . . . . . (20,595)     (13,691)     (54,190)     (40,990)
Income from unconsolidated
  partnerships and the
  Management Company . . . . .   3,264        3,202        8,981        6,536
                              --------     --------     --------     --------
    Consolidated
      income before
      other gains,
      minority interest
      and extraordinary
      items. . . . . . . . . .$ 11,017     $  9,765     $ 29,766     $ 25,962
                              ========     ========     ========     ========

                                               September 30,     December 31,
                                                   1999             1998
                                               -------------     ------------
ASSETS:

Total shopping center assets . . . . . . . .      $1,682,226       $1,362,436
Investment in the Management Company . . . .          49,098           48,552
Cash, cash equivalents and short-term
  investments. . . . . . . . . . . . . . . .          20,781              422
                                                  ----------       ----------
        Consolidated assets. . . . . . . . .      $1,752,105       $1,411,410
                                                  ==========       ==========

     Information relative to the Company's expenditures for additions to long-lived assets has been included in the investing activities reported in the consolidated statements of cash flows.


(9)  SUBSEQUENT EVENT

     On October 1, 1999, the Company issued $85,000 of Series D Cumulative Redeemable Preferred Partnership Units (the "Series D Preferred Units") in the Operating Partnership at $25 per unit. The Series D Preferred Units are entitled to distributions at a rate of 9.45% per annum. The Series D Preferred Units, which may be called by the Company at par on or after October 1, 2004, have no stated maturity or mandatory redemption and are not convertible into any other securities of the Operating Partnership.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $20.5 million in the nine months ended September 30, 1999 from the nine months ended September 30, 1998. This increase was primarily attributable to an increase in rental operations discussed below.

     Net cash flows used in investing activities increased $161.1 million in the nine months ended September 30, 1999 from the nine months ended September 30, 1998. This increase was primarily attributable to (i) the acquisition of Century City Shopping Center & Marketplace ("Century City") on June 10, 1999, (ii) the acquisition of land in Durham, North Carolina in June 1999 for the development of The Streets at Southpoint, (iii) an increase in additions to investment properties at Citrus Park Town Center as a result of the consolidation of this entity in 1999, and (iv) the continuing construction costs incurred at Galleria at Roseville in 1999.

     Net cash flows from financing activities increased $161.4 million in the nine months ended September 30, 1999 from the nine months ended September 30, 1998. This increase was primarily attributable to an increase in the proceeds from (i) the issuance of a $100.0 million permanent loan at Citrus Park Town Center in June 1999, (ii) the issuance of $40.0 million in perpetual preferred partnership units of the Operating Partnership in May 1999, (iii) the issuance of $20.0 million of indebtedness for the construction of The Plaza at Citrus Park in June 1999, and (iv) the issuance of an additional $30.0 million of indebtedness at MainPlace in September 1999; partially offset by the repayment of the construction loan at Citrus Park Town Center in June 1999.

     At September 30, 1999, the Company had cash, cash equivalents and short-term investments of $20.8 million.

     On September 2, 1999, the Company paid $12.1 million to common and preferred shareholders as a dividend of $.56 per share representing its second quarter 1999 dividend. On September 2, 1999, the Operating Partnership paid $5.1 million to its limited partners as a distribution of $.56 per unit representing its second quarter 1999 distribution. On September 15, 1999, the Operating Partnership paid $1.1 million to its preferred unit holders.

     CAPITALIZATION. At September 30, 1999, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $1,356.9 million of which $1,264.0 million is fixed rate debt and $92.9 million is floating rate debt. On September 29, 1999, the Company refinanced the MainPlace $80.0 million of indebtedness with a $110.0 million loan. Of the total $110.0 million, $80.0 million bears interest at a fixed rate of 7.00% through the use of an interest rate swap and $30.0 million bears interest at LIBOR + 1.30% (7.23% at September 30, 1999). The loan matures on September 29, 2000; however, it may be extended for two one-year periods. On June 29, 1999, the Company signed an agreement with a lender for $100.0 million of indebtedness secured by Citrus Park Town Center. The loan bears interest at a fixed rate of 6.89% and matures on June 30, 2009. In connection with the funding on the new loan, the Company repaid the $72.6 million then outstanding balance on the construction loan at Citrus Park Town Center. In addition, during the second quarter of 1999, the Company terminated its position in an $80.0 million, ten year treasury lock for a net gain of $3.2 million, which will be amortized as an offset to interest expense over ten years. Also on June 29, 1999, the Company secured a loan with a lender with a commitment of $30.0 million, to be used for the construction of The Plaza at Citrus Park.

As of September 30, 1999, $20.0 million was outstanding on this loan. The loan matures on June 29, 2000; however it may be extended for two six-month periods at the Company's option. The loan bears interest at a floating rate of LIBOR + 1.40% (6.78% at September 30, 1999). As of September 30, 1999, $20.0 million was outstanding on this loan. On June 10, 1999, the Company acquired Century City. A portion of the acquisition was financed by a nine year, $160.0 million non-recourse loan. The $160.0 million bears interest at a blended fixed rate of 7.58%. On February 25, 1999, the Company secured $75.0 million in financing for Penn Square Mall. This loan bears interest at a fixed rate of 7.03% and matures on March 1, 2009. Also on February 25, 1999, the Management Company obtained a $20.0 million bank loan. This loan matures on February 25, 2004. On August 25, 1999, the Company entered into an interest rate swap agreement for the Management Company indebtedness thereby fixing the all-in rate at 7.01% through February 25, 2000. On March 1, 1999, Penn Square Mall and the Management Company prepaid their indebtedness of $31.0 million and $20.0 million, respectively. The indebtedness had a scheduled maturity date of August 1, 2001. The Management Company incurred a penalty of approximately $2.0 million due to this prepayment of debt. On November 6, 1996, the Company entered into an agreement with a lender for a one year $5.0 million unsecured revolving line of credit, which on January 30, 1998, was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. On January 29, 1999, this line was further amended to increase the line to $10.0 million, extend the maturity to January 28, 2000 and change the interest rate to the Reference Rate - 1.5625% (6.68% at September 30,
1999). As of September 30, 1999, $5.6 million was outstanding on this line of credit. As of September 30, 1999, $47.3 million was outstanding on the Company's $107.5 million secured, revolving line of credit. On January 11, 1999, Water Tower Joint Venture completed a one year extension of its $170.0 million of indebtedness. This indebtedness is now scheduled to mature on February 1, 2000. In addition, it may be further extended for one additional year. On January 14, 1999, S.F. Shopping Centre Associates, L.P. extended the loan maturity on its $53.5 million of indebtedness to July 1, 2003. In addition, it may be further extended for two one-year periods.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At September 30, 1999, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 58%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     The Company's newest super-regional mall development, Citrus Park Town Center in Tampa, Florida, opened 100% leased on March 3, 1999. The anchor tenants are Burdines, Dillard's, JCPenney and Sears. Citrus Park Town Center also contains more than 120 specialty shops and restaurants and an approximate 90,000 square foot state-of-the-art movie theatre. In addition, the first phase of The Plaza at Citrus Park, an approximate 350,000 square foot community center opposite the regional mall, opened this fall. The second phase of the center is scheduled to open in spring 2000.

     The Company's latest development project is the 1.1 million square foot Galleria at Roseville near Sacramento, California. Galleria at Roseville already has four committed anchor tenants with JCPenney, Macy's, Nordstrom and Sears. Galleria at Roseville remains on schedule to open on August 25, 2000.

     The Company's next scheduled development project is The Streets at Southpoint in Durham, North Carolina. The official groundbreaking for the mall took place in September 1999. The two-level 1.1 million square foot regional mall will feature Belk, Hecht's, JCPenney, Nordstrom and Sears as anchors along with an entertainment component featuring an IMAX theater. The Streets at Southpoint is currently scheduled to open in fall 2001.

     At September 30, 1999, amounts spent on construction in progress and land for development related to The Plaza at Citrus Park, Galleria at Roseville and The Streets at Southpoint totaled $69.9 million.

     At September 30, 1999, there are approximately twenty-three, nine and twenty-three acres of outparcel land, respectively, at Brandon TownCenter, Citrus Park Town Center and Wolfchase Galleria available for future sale or development.



                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                      Annual          Mortgage                        Mortgage
except share and                  Maturity           Interest           Notes         Ownership        Notes
per share amounts)                  Date               Rate            Payable        Interest        Payable
-----------------------          ----------         ----------       ----------      ----------     -----------
Consolidated Entities:
 Old Orchard Center               Dec. 2009           6.98%           $164,921           100.0%      $  164,921
 Oakbrook Center                  Oct. 2004           6.14%            140,000           100.0%         140,000
 MainPlace                       Sept. 2000(1)          (1)            110,000           100.0%         110,000
 Wolfchase Galleria               June 2007           7.80%             78,422           100.0%          78,422
 Fox Valley Center                Nov. 2006           6.75%             85,528           100.0%          85,528
 Hawthorn Center                  Nov. 2008           6.75%             77,864           100.0%          77,864
 Penn Square Mall                 Mar. 2009           7.03%             74,687           100.0%          74,687
 Citrus Park Town Center (2)      June 2009           6.89%             99,832           100.0%          99,832
 Century City Shopping Center     June 2008           7.58% (3)        160,000           100.0%         160,000
 Operating Partnership            Apr. 2000(4)          (4)             47,300           100.0%          47,300
 Operating Partnership (5)        June 2000           6.78% (5)         20,000           100.0%          20,000
 Operating Partnership            Jan. 2000           6.68% (6)          5,600           100.0%           5,600
-------------------------------------------------------------------------------------------------------------
                                                                     1,064,154                        1,064,154
Unconsolidated Entities: (7)
 Water Tower Place                Feb. 2000(8)          (8)            170,000            55.0%          93,500
 Coral Square Mall                Dec. 2000           7.40%             53,300            50.0%          26,650
 Miami International Mall         Dec. 2003           6.91%             46,065            40.0%          18,426
 San Francisco Shopping Centre    July 2003(9)        6.90%             53,531            50.0%          26,766
 Copley Place                     Aug. 2007           7.44%            191,052            33.3%          63,684
 Woodland Hills Mall              Jan. 2009           7.00%             89,450            50.0%          44,725
 Management Company               Feb. 2004           7.01%(10)         20,000            95.0%          19,000
-------------------------------------------------------------------------------------------------------------
                                                                       623,398                          292,751
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                        $ 1,356,905
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                                      $    28,000
Convertible preferred stock
 (convertible into 3,772,915
 shares of common stock)                                                                            $   125,000
Perpetual preferred units                                                                           $    40,000
-------------------------------------------------------------------------------------------------------------




                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                       Annual         Mortgage                        Mortgage
except share and                  Maturity            Interest          Notes         Ownership        Notes
per share amounts)                  Date                Rate           Payable        Interest        Payable
-----------------------          ----------          ----------      ----------      ----------     -----------
Market value of equity interests
 as of September 30, 1999, based upon
 26,948,538 common shares, unit
 voting common shares and common
 units at $29.125 per share/unit                                                                    $   784,876
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                         $ 2,334,781
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                             58%
-------------------------------------------------------------------------------------------------------------

     (1)  On September 29, 1999, the Company refinanced this indebtedness and the new indebtedness matures on
September 29, 2000; however, it may be further extended for two one-year periods.  Of the $110.0 million, $80.0 million bears interest at a fixed rate of 7.00% through the use of an interest rate swap and $30.0 million bears interest at LIBOR + 1.30% (7.23% at September 30, 1999).

     (2)  The Company terminated its position in an $80.0 million treasury lock for a net gain of $3.2 million, which will be amortized as an offset to interest expense over ten years.

     (3)  As of August 5, 1999, the aggregate $160.0 million was fixed at a blended interest rate of 7.58%.

     (4)  This line of credit, subject to lenders' approval, may be extended for an additional one or two-year period and is currently subject to a floating rate of LIBOR + 0.85% (6.36% at September 30, 1999).

     (5)  Represents outstandings under a loan for $30.0 million, for which the fundings will be used on the construction of The Plaza at Citrus Park.  This loan may be extended for two six-month periods and currently bears interest at LIBOR + 1.40% (6.78% at September 30, 1999).

     (6)  This line of credit bears interest at the Reference Rate - 1.5625% (6.68% at September 30, 1999).

     (7)  Excludes Valencia Town Center as the Company is a limited partner and is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the Partnership.

     (8)  During the first quarter of 1999, the Company extended this loan maturity to February 1, 2000.  It may be further extended for one additional year.  Of this total $170.0 million, $160.0 million bears interest at LIBOR
+ 1.125% and $10.0 million bears interest at LIBOR + 1.500% (6.50% and 6.87%, respectively, at September 30,
1999).

     (9)  On January 14, 1999, the Company extended this loan maturity to July 1, 2003; however, it may be further extended for two one-year periods.

     (10) This loan currently bears interest at a fixed rate of 7.01% through an interest rate swap agreement which matures February 25, 2000.


     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS.  Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.  The chart below shows the calculation of diluted funds from operations:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          --------------------------     --------------------------
                                                              1999           1998            1999           1998
                                                          -----------     ----------     -----------     ----------
Income before minority interest
  and extraordinary items. . . . . . . . . . . . . . .     $   11,649    $     9,765      $   30,398      $  26,441
Plus depreciation and amortization . . . . . . . . . .         12,707          9,933          34,716         29,533
Plus Company's share of depreciation
 and amortization from unconsolidated
 partnerships and the Management
 Company . . . . . . . . . . . . . . . . . . . . . . .          2,959          2,211           8,751          6,822
Plus incentive unit dividends. . . . . . . . . . . . .            139            109             417            327
Less perpetual preferred unit distributions. . . . . .           (913)         --             (1,258)         --
                                                           ----------     ----------      ----------     ----------

Diluted funds from operations. . . . . . . . . . . . .     $   26,541     $   22,018      $   73,024     $   63,123
                                                           ==========     ==========      ==========     ==========










     FUNDS AVAILABLE FOR DISTRIBUTION.  The chart below shows the calculation of diluted funds available for distribution:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                          --------------------------     --------------------------
                                                              1999           1998            1999           1998
                                                          -----------     ----------     -----------     ----------
Diluted funds from operations. . . . . . . . . . . . .     $   26,541     $   22,018      $   73,024     $   63,123
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and
  related interest . . . . . . . . . . . . . . . . . .            867            827           2,583          2,460
Plus (less) adjustment to reflect actual
  cash received from the Management
  Company. . . . . . . . . . . . . . . . . . . . . . .           (106)          (489)           (528)           802
Plus write-off of assets (a) . . . . . . . . . . . . .            275             70           1,767            183
Less straight-line rent adjustments (b). . . . . . . .           (290)          (249)         (1,459)        (1,220)
Less other gains (a) . . . . . . . . . . . . . . . . .           (533)         --               (533)          (771)
                                                           ----------     ----------      ----------     ----------

Diluted funds available for distribution
  excluding other gains. . . . . . . . . . . . . . . .     $   26,754     $   22,177      $   74,854     $   64,577
                                                           ==========     ==========      ==========     ==========



      (a)  Includes the Company's share of unconsolidated partnerships and the Management Company.

      (b)  Includes the Company's share of unconsolidated partnerships.




     Weighted-average diluted shares and units outstanding, including the dilutive effect of preferred units, preferred stock and outstanding stock options and incentive units, were 32,162,429 and 30,920,809 for the three months ended September 30, 1999 and 1998, respectively, and 32,105,570 and 30,926,793, respectively, for the nine months ended September 30, 1999 and 1998.

     SALES. Aggregate sales volume at the Company's regional malls for those mall shops and anchors that report sales (excluding Citrus Park Town Center and including the December 1998 acquisition of Woodland Hills Mall and the June 1999 acquisition of Century City as if they had been in the portfolio for the entire period) increased 4.0% to $697.3 million in the three months ended September 30, 1999 from $670.7 million in the three months ended September 30, 1998. Mall tenant sales (excluding anchors and movie theaters) (excluding Citrus Park Town Center and including the December 1998 acquisition of Woodland Hills Mall and the June 1999 acquisition of Century City as if they had been in the portfolio for the entire period) increased 4.3% to $519.0 million in the three months ended September 30, 1999 from $497.4 million in the same period for 1998. Comparable reported mall tenant sales increased 4.1% in the nine months ended September 30, 1999 compared to the same period for 1998. Sales per square foot for the rolling twelve months ended September 30, 1999 were $397 compared to $380 for the twelve months ended September 30, 1998. All sales per square foot figures exclude Citrus Park Town Center which opened on March 3, 1999.

     OCCUPANCY. The mall GLA was 91.4% occupied at September 30, 1999 as compared to 93.3% at December 31, 1998 and 90.9% at September 30, 1998. The mall GLA was 93.4% leased at September 30, 1999.

     RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

     Shopping center revenues increased $28.0 million to $170.7 million in the nine months ended September 30, 1999 from $142.7 million in the nine months ended September 30, 1998. This increase was primarily a result of
(i) the opening of Citrus Park Town Center on March 3, 1999, (ii) the acquisition of Century City on June 10, 1999, and (iii) increases in shopping center revenues at Oakbrook Center and Old Orchard Center.

     Shopping center expenses, including depreciation and amortization, increased $13.1 million to $97.6 million in the nine months ended September 30, 1999 from $84.5 million in the same period for 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999 and (ii) the acquisition of Century City Shopping Center on June 10, 1999.

     Mortgage and other interest increased $11.0 million to $43.4 million in the nine months ended September 30, 1999 from $32.4 million in the same period for 1998. This increase was primarily the result of (i) fundings on the loans at Citrus Park Town Center, (ii) debt incurred in connection with the acquisition of Century City on June 10, 1999, and (iii) the new mortgage obtained by the Company at Penn Square Mall.

     Income from unconsolidated partnerships increased $1.3 million to $8.7 million in the nine months ended September 30, 1999 from $7.4 million in the same period for 1998. This increase was primarily attributable to the Company's acquisition of a 50% equity interest in Woodland Hills Mall on December 21, 1998 and increases at Water Tower Place and San Francisco Shopping Centre. The increase at Water Tower Place was primarily due to a decrease in mortgage interest as a result of a decrease in the floating interest rate. The increase at San Francisco Shopping Centre was due to increased minimum rents as a result of the re-merchandising of tenants.

     Income from the Management Company increased $1.1 million to $.3 million from a $.8 million loss in the nine months ended September 30, 1998. This increase was primarily attributable to a decrease in mortgage interest as a result of the restructuring of debt at the Management Company.

     Other gains of $.6 million for the nine months ended September 30, 1999 represents the gain on sale of an outparcel of land at Wolfchase Galleria.

     The extraordinary items (net of taxes and minority interest) of $1.6 million in 1999 resulted from the prepayment penalty and the write-off of deferred expenses related to the repayment of debt at the Management Company and the write-off of deferred expenses related to the repayment of the construction loan at Citrus Park Town Center.

     THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Shopping center revenues increased $14.2 million to $63.0 million in the three months ended September 30, 1999 from $48.8 million in the three months ended September 30, 1998. This increase was primarily a result of
(i) the opening of Citrus Park Town Center on March 3, 1999, (ii) the acquisition of Century City on June 10, 1999 and (iii) increases in shopping center revenues at Oakbrook Center.

     Shopping center expenses, including depreciation and amortization, increased $6.3 million to $35.3 million in the three months ended September 30, 1999 from $29.0 million in the same period for 1998. This increase was primarily a result of (i) the opening of Citrus Park Town Center on March 3, 1999 and (ii) the acquisition of Century City on
June 10, 1999.

     Mortgage and other interest increased $6.3 million to $17.2 million in the three months ended September 30, 1999 from $10.9 million in the same period for 1998. This increase was primarily the result of (i) funding on the permanent mortgage at Citrus Park Town Center, (ii) debt incurred in connection with the acquisition of Century City on June 10, 1999, and (iii) the new mortgage obtained by the Company at Penn Square Mall.

     Other gains of $.6 million for the three months ended September 30, 1999 represents the gain on sale of an outparcel of land at Wolfchase Galleria.

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

     The Company does not anticipate early adoption of Statement 133, as amended; however, it is estimated that adoption of Statement 133, as amended, will result in the Company recording a derivative instrument asset of $3.4 million and transition adjustment income of $3.4 million in other comprehensive income at January 1, 2001.

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

     The Company's property management staff has conducted an inventory and assessment of the non-IT systems at its properties and is seeking confirmation from the relevant vendors that these non-IT systems are year 2000 ready. The Company has begun, and is continuing, to replace critical non-IT systems that the Company believes may not be year 2000 ready. The Company believes that its properties currently are substantially year 2000 ready and that systems which are not yet year 2000 ready will be ready prior to year end. However, the Company does not have the technical capacity to test all of the non-IT systems at all of its properties.

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

     The Company's historical costs for remediation have not been material and the Company does not anticipate that its future costs of remediation will be material. Although the cost of replacing the Company's IT mission-critical systems was substantial, those replacements were made to improve operational efficiency and were not accelerated due to the year 2000 problem. The Company has not delayed any material projects as a result of the year 2000 problem.

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

       10.34 Registration Rights Agreement dated June 10, 1999 among KPLP, Urban and Urban LP is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 16, 1999

       10.35 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated May 27, 1999 is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on June 16, 1999

       10.36 Registration Rights Agreement dated May 27, 1999 between Urban and the unit holder named therein is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on June 16, 1999

       10.37 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated October 1, 1999 is hereby filed herewith

       27.1    Financial Data Schedule

       --------------------

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) Form 8-K/A dated June 10, 1999 was filed during the third quarter 1999.

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

     The Company's interest rate risk is monitored using a variety of techniques. Fixed rate debt matures and bears average interest rates as follows: 2000 - $26,650 at 7.40%; 2003 - $18,426 at 6.91%; and thereafter
- $849,663 at 7.12%. Variable rate debt matures and bears average interest rates (based on the September 30, 1999 LIBOR rate) as follows: 2000 - $276,400 at 6.55%; 2003 - $26,766 at 6.21%; and thereafter - $159,000 at
5.93%.

     The Company utilizes principally variable-to-fixed interest rate swaps to mitigate its interest rate risk on the above variable rate debt. Notional amounts of outstanding interest rate swaps have the following maturities and provide for the following average fixed payment rates to hedge the indicated underlying variable rates: 2000 - $39,000 at 6.90% and 6.75%; 2002 - $63,500 at 6.75% and 7.37%; 2003 - $10,000 at 6.72% and
7.41%; and thereafter - $256,766 at 5.98% and 6.51%.

     The above average balances include the Company's share of unconsolidated partnership's debt and swaps. The fair value of fixed and variable rate debt approximates its carrying value at September 30, 1999. The fair value of interest rate swap agreements was $5,292 at September 30, 1999.

     As the above information incorporates only those exposures that exist as of September 30, 1999, it does not consider those exposure or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time and interest rates.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                URBAN SHOPPING CENTERS, INC.


                                By:       ADAM S. METZ
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                          ADAM S. METZ
                                          Executive Vice President, Chief
                                          Financial Officer, Treasurer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     November 12, 1999