Form 10-K
period 1999-12-31
URBAN SHOPPING CENTERS INC
filed 2000-03-29
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the fiscal year                      Commission File Number 1-12278
ended December 31, 1999



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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K  [   ]

                         --------------------

As of March 24, 2000, aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately
$450,603,000, based upon the closing price ($28-5/8) on the New York Stock Exchange composite tape on such date.

As of March 24, 2000, there were outstanding 17,651,318 shares of the registrant's Common Stock and 407,935 shares of the registrant's Unit Voting Common Stock.

Portions of the registrant's 1999 annual report to shareholders are incorporated by reference into Parts I and II. Portions of the proxy statement for the registrant's annual shareholders meeting to be held on May 11, 2000 are incorporated by reference into Part III.

                        TABLE OF CONTENTS



                                                                  Page

PART I

Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . .    1

Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . .   10

Item  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .   20

Item  4.   Submission of Matters to a Vote of Security Holders. .   20


PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters. . . . . . . . . . . . . . . . . .   20

Item  6.   Selected Financial Data. . . . . . . . . . . . . . . .   20

Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .   20

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Rate. . . . . . . . . . . . . . . . . . . . . .   21

Item  8.   Financial Statements and Supplementary Data. . . . . .   21

Item  9.   Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .   21


PART III

Item 10.   Directors and Executive Officers of
           the Registrant . . . . . . . . . . . . . . . . . . . .   21

Item 11.   Executive Compensation . . . . . . . . . . . . . . . .   21

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .   21

Item 13.   Certain Relationships and Related Transactions . . . .   21


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K. . . . . . . . . . . . . . . .   22


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

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

     On December 29, 1998, in connection with the Company's acquisition of a 50% equity interest in Woodland Hills Mall, in Tulsa, Oklahoma, the Company issued $25,000,000 in cumulative convertible redeemable preferred stock ("Series B Preferred Stock") with a liquidation preference of $32.32 per share. Quarterly dividends on the Series B Preferred Stock are equal to the greater of (i) $0.525 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Series B Preferred Stock is convertible. The Series B Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $32.32 per share (subject to antidilution adjustments). After December 29, 2004, the Series B Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $32.32 per share.

     On November 13, 1997, in connection with the Company's acquisitions of Fox Valley Center and Hawthorn Center, the Company issued $100,000,000 in cumulative convertible redeemable preferred stock ("Series A Preferred Stock") with a liquidation preference of $33.34 per share. Quarterly dividends on the Series A Preferred Stock are equal to the greater of (i) $0.50 per share or (ii) the quarterly dividend then payable on the shares of common stock into which the Series A Preferred Stock is convertible.
The Series A Preferred Stock is convertible into common stock, at the option of the holder, at a conversion price of $33.34 per share (subject to antidilution adjustments). After November 13, 2003, the Series A Preferred Stock may be redeemed, at the option of the Company, for cash at a redemption price of $33.34 per share.

     As of December 31, 1999, the Company, which is the sole general partner of the Operating Partnership, owns approximately 67% of the common units ("Units") in the Operating Partnership. JMB Realty Corporation ("JMB Realty") and certain of its affiliates ("JMB Partners") and certain other unaffiliated parties own limited partnership interests in the Operating Partnership representing approximately 33% of the Units and also own $28,000,000 of convertible preferred units and $40,000,000 and $85,000,000 of Series C Cumulative Redeemable Preferred Partnership Units and Series D Cumulative Redeemable Preferred Partnership Units ("perpetual preferred units"), respectively, (included in minority interest in the accompanying consolidated balance sheets). The convertible preferred units have a liquidation preference of $27.50 per unit, a distribution rate of 7.0%, a redemption price of $27.50 per unit and a conversion price of $27.50 per unit to common units which in turn are convertible into common stock.
After December 18, 2003, the preferred units may be redeemed at the option of the Company for cash or may be converted at the option of the holder into common units. Each Unit may be exchanged for one share of common stock. Of the $125,000,000 of perpetual preferred units, $40,000,000 have a distribution rate of 9.125% and $85,000,000 have a distribution rate of 9.45%. Five years after issuance, the perpetual preferred units may be called by the Company at par. The holders of the perpetual preferred units may exchange them at any time after ten years for shares of a new series of preferred stock of the Company. In general, for financial reporting purposes, the net profits and losses of the Operating Partnership after preferred unit distributions are allocated to the general and limited partners in accordance with their percentage ownership. The Company operates as a real estate investment trust ("REIT") for Federal income tax purposes.

     The Company has a preferred stock investment in Urban Retail
Properties Co. (the "Management Company") and is generally entitled to 95% of the distributions, profits and losses from the Management Company's management, leasing and development business and 5% of the net distributions, profits and losses from certain land parcels owned by the Management Company.

     THE REGIONAL MALL BUSINESS

     There are several types of retail shopping centers, varying primarily by size and marketing strategy. Retail shopping centers range from neighborhood centers of generally less than 100,000 square feet of GLA ("community centers") to regional and super-regional shopping centers. Retail shopping centers in excess of 400,000 square feet of GLA are generally referred to as "regional" shopping centers, while those centers having in excess of 800,000 square feet of GLA are generally referred to as "super-regional" shopping centers. In this report, the term "regional malls" refers to both regional and super-regional shopping centers and the term "Regional Malls" refers to the Company's eighteen operating regional malls at December 31, 1999. The term "Community Centers" refers to the Company's five operating community centers and the term "Properties" refers to the Regional Malls and the Community Centers. The term "GLA" refers to gross retail space, including anchors and mall tenant areas, and the term "Mall GLA" refers to gross retail space, excluding anchors. The term "anchor" refers to a department store or other large retail store. The term "mall tenants" refers to stores (other than anchors) that are typically specialty retailers and lease space in shopping centers.

     BUSINESS OF THE COMPANY

     A discussion of the business of the Company is hereby incorporated by reference to the discussion appearing on pages 13 through 15 of the Company's 1999 annual report to shareholders (the "Annual Report") under the captions "To Our Shareholders."

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

     Anchors in the Regional Malls occupy approximately 11.5 million square feet of GLA (approximately 59.5% of total GLA of the Regional Malls) and accounted for approximately 9.1% of total shopping center revenues of the Regional Malls in 1999. The table on the following page summarizes the square footage owned and leased by anchors in the Regional Malls at December 31, 1999:


                                                                   ANCHOR                       ANCHOR
                                      NUMBER         GLA            GLA                         PERCENT
                                        OF          OWNED          OWNED         TOTAL            OF
                                      ANCHOR         BY             BY          ANCHOR           TOTAL
PARENT/ANCHOR                         STORES       ANCHOR         COMPANY         GLA             GLA
--------------                        ------     ---------        -------     ----------        -------
FEDERATED DEPARTMENT
STORES
 Burdines . . . . . . . . . .             6        791,128          --           791,128           4.1%
 Macy's . . . . . . . . . . .             3        225,000        367,600        592,600           3.1%
 Bloomingdale's . . . . . . .             2          --           422,000        422,000           2.2%
 Goldsmith's. . . . . . . . .             1        180,000          --           180,000           0.9%
                                   --------      ---------      ---------     ----------       --------
    Total . . . . . . . . . .            12      1,196,128        789,600      1,985,728          10.3%

SEARS, ROEBUCK AND CO.
 Sears. . . . . . . . . . . .            10      1,638,506        246,877      1,885,383           9.7%

DAYTON HUDSON
CORPORATION
 Marshall Field's . . . . . .             5      1,277,002        288,802      1,565,804           8.1%

JCPENNEY CO.
 JCPenney . . . . . . . . . .            10      1,190,336        266,960      1,457,296           7.5%

DILLARD DEPARTMENT
STORES, INC.
 Dillard's. . . . . . . . . .             8      1,120,259        240,925      1,361,184           7.0%

THE MAY DEPARTMENT
STORES COMPANY
 Foley's. . . . . . . . . . .             2        312,820          --           312,820           1.6%
 Lord & Taylor. . . . . . . .             4          --           479,351        479,351           2.5%
 Robinsons-May. . . . . . . .             3          --           425,498        425,498           2.2%
                                   --------      ---------      ---------     ----------       --------
      Total . . . . . . . . .             9        312,820        904,849      1,217,669           6.3%

NORDSTROM
 Nordstrom. . . . . . . . . .             4        312,000        570,536        882,536           4.6%

SAKS
 Carson Pirie Scott . . . . .             2        219,003          --           219,003           1.1%
 Saks Fifth Avenue. . . . . .             3          --           381,635        381,635           2.0%
                                   --------      ---------      ---------     ----------       --------
                                          5        219,003        381,635        600,638           3.1%





                                                                   ANCHOR                       ANCHOR
                                      NUMBER         GLA            GLA                         PERCENT
                                        OF          OWNED          OWNED         TOTAL            OF
                                      ANCHOR         BY             BY          ANCHOR           TOTAL
PARENT/ANCHOR                         STORES       ANCHOR         COMPANY         GLA             GLA
--------------                        ------     ---------        -------     ----------        -------

THE NEIMAN MARCUS GROUP
 Neiman Marcus. . . . . . . .             3          --           416,431        416,431           2.1%

MONTGOMERY WARD & CO.
 Montgomery Ward. . . . . . .             1          --           163,893        163,893           0.8%
                                   --------      ---------      ---------     ----------       --------

    Totals. . . . . . . . . .            67      7,266,054      4,270,508     11,536,562          59.5%
                                   ========      =========      =========     ==========       ========




     MAJOR TENANTS

     Non-anchor tenants owned by major national retail chains lease a considerable amount of space in the Regional Malls. In addition to enhancing a regional mall's popularity with shoppers, tenants affiliated with national chains help regional malls lease space by attracting many local and regional tenants.

     Ten major national retail chains which had stores open and operating at December 31, 1999 accounted for 26.4% of the Mall GLA in the Regional Malls at December 31, 1999 and 24.8% of 1999 minimum rent of the Regional Malls. The largest of these chains, in terms of square footage and rent received, is The Limited, which, through all of its subsidiaries, accounted for 9.1% of the Mall GLA in the Regional Malls at December 31, 1999 and 7.5% of 1999 minimum rent of the Regional Malls. No other chain accounted for more than 4.0% of the Mall GLA in the Regional Malls at December 31, 1999 or 4.2% of 1999 minimum rent of the Regional Malls.

     The following table summarizes the square feet leased by the ten major national retail chains in the Regional Malls at December 31, 1999:



                                                                                    COMPANY'S
                                               TOTAL                              PRO RATA SHARE
                             ----------------------------------------    ----------------------------
                                                              PERCENT                         PERCENT
                               NUMBER                           OF                              OF
                                 OF           STORE             MALL          STORE            MALL
PARENT/STORE                   STORES          GLA              GLA            GLA             GLA
------------                   ------       ---------         -------       ---------         -------
THE LIMITED
 Express. . . . . . .              17         227,732            2.9%         190,457            3.0%
 Lane Bryant. . . . .              12          83,382            1.1%          68,225            1.1%
 Lerner . . . . . . .              12         120,923            1.5%          96,259            1.5%
 The Limited. . . . .              16         198,611            2.5%         162,291            2.5%
 Structure. . . . . .              13          83,710            1.1%          62,852            1.0%
                             --------      ----------        --------      ----------        --------

        Total . . . .              70         714,358             9.1%        580,084            9.1%

THE GAP
 Banana Republic. . .              12          84,847            1.1%          69,802            1.1%
 Baby Gap . . . . . .               3           6,767            0.1%           4,651            0.1%
 The Gap. . . . . . .              12          93,543            1.2%          59,709            0.9%
 Gap & GapKids. . . .               6          60,172            0.7%          58,583            0.9%
 GapKids. . . . . . .               9          37,872            0.5%          28,643            0.5%
 Old Navy . . . . . .               2          33,658            0.4%          15,147            0.2%
                             --------      ----------        --------      ----------        --------
        Total . . . .              44         316,859            4.0%         236,535            3.7%

VENATOR GROUP
 Champs Sports. . . .              10          52,732            0.7%          37,637            0.6%
 Foot Locker. . . . .              14          70,986            0.9%          57,289            0.9%
 Kids Foot Locker . .               7          13,170            0.2%           8,055            0.1%
 Lady Foot Locker . .              10          21,511            0.3%          15,316            0.2%
 Northern Reflections               3           9,118            0.1%           9,118            0.2%
 San Francisco
   Music Box Company.               7           7,628            0.1%           4,717            0.1%
                             --------      ----------        --------      ----------        --------
        Total . . . .              51         175,145            2.3%         132,132            2.1%





                                                                                    COMPANY'S
                                               TOTAL                              PRO RATA SHARE
                             ----------------------------------------    ----------------------------
                                                              PERCENT                         PERCENT
                               NUMBER                           OF                              OF
                                 OF           STORE             MALL          STORE            MALL
PARENT/STORE                   STORES          GLA              GLA            GLA             GLA
------------                   ------       ---------         -------       ---------         -------

ABERCROMBIE & FITCH
 Abercrombie & Fitch.              13         149,711            1.9%         123,268            1.9%
 abercrombie. . . . .               1           4,517            0.1%           4,517            0.1%
                             --------      ----------        --------      ----------        --------
        Total . . . .              14         154,228            2.0%         127,785            2.0%

INTIMATE BRANDS
 Bath & Body Works. .               7          21,512            0.3%          17,588            0.3%
 Victoria's Secret. .              18         129,609            1.6%          98,837            1.5%
                             --------      ----------        --------      ----------        --------
        Total . . . .              25         151,121            1.9%         116,425            1.8%

SPIEGEL
 Eddie Bauer. . . . .              13         133,681            1.7%         119,682            1.9%
 Eddie Bauer Home . .               1           5,190            0.1%           2,595            0.0%
                             --------      ----------        --------      ----------        --------
        Total . . . .              14         138,871            1.8%         122,277            1.9%

BARNES & NOBLE
 B. Dalton. . . . . .               4          22,993            0.3%          12,890            0.2%
 Babbages . . . . . .               5           8,857            0.1%           7,383            0.1%
 Barnes & Noble . . .               3          82,693            1.1%          82,693            1.3%
 Software Etc . . . .               2           2,873            0.0%           2,060            0.0%
                             --------      ----------        --------      ----------        --------
        Total . . . .              14         117,416            1.5%         105,026            1.6%

CRATE & BARREL
 Crate & Barrel . . .               7         114,536            1.4%         104,171            1.6%

WILLIAMS-SONOMA
 Hold Everything. . .               1           3,065            0.0%           3,065            0.0%
 Pottery Barn . . . .               5          66,470            0.9%          66,470            1.1%
 Williams Sonoma. . .               6          29,853            0.4%          22,861            0.4%
                             --------      ----------        --------      ----------        --------
        Total . . . .              12          99,388            1.3%          92,396            1.5%





                                                                                    COMPANY'S
                                               TOTAL                              PRO RATA SHARE
                             ----------------------------------------    ----------------------------
                                                              PERCENT                         PERCENT
                               NUMBER                           OF                              OF
                                 OF           STORE             MALL          STORE            MALL
PARENT/STORE                   STORES          GLA              GLA            GLA             GLA
------------                   ------       ---------         -------       ---------         -------

CASUAL CORNER GROUP
 Casual Corner. . . .              13          68,084            0.9%          54,807            0.9%
 Petite Sophisticate.               7          19,940            0.2%          15,077            0.2%
                             --------      ----------        --------      ----------        --------
        Total . . . .              20          88,024            1.1%          69,884            1.1%
                             --------      ----------        --------      ----------        --------
Totals. . . . . . . .             271       2,069,946           26.4%       1,686,715           26.4%
                             ========      ==========        ========      ==========        ========





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

     EMPLOYEES

     At December 31, 1999, the Company, the Operating Partnership and the Management Company employed a total of 2,172 persons. The Management Company employs substantially all of the professional employees that are currently engaged in the management, leasing and development businesses, and certain of the professionals engaged in asset management and administration.

     COMPETITION

     All of the Properties are located in developed retail and commercial areas. There may be other neighborhood and community shopping centers within a five-mile radius of each of the Community Centers. In addition, with respect to most of the Regional Malls, there are one or more regional malls within a fifteen-mile radius. Certain of the Regional Malls are located near, and may compete with, certain regional malls owned by third parties and managed by the Management Company or owned by JMB Partners and certain other parties or their affiliates; in addition, certain retailers are contractually restricted from operating at competing malls.

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

ITEM 2.  PROPERTIES

     The following table sets forth certain information relating to the Properties at December 31, 1999.

                                                                              OWNERSHIP
                                                                               BY THE
                                                                               COMPANY          FEE,
                                                                                 AND           GROUND
                                                                  YEAR        OPERATING        OR AIR
  PROPERTY/                                   TOTAL GLA/         OPENED/      PARTNER-         RIGHTS
LOCATION(1)(2)          ANCHORS              MALL GLA (3)       EXPANDED        SHIP            LEASE
--------------          -------              ------------       --------      ---------       --------
REGIONAL MALLS:

OAKBROOK CENTER         Lord & Taylor          2,010,406/          1962/         100.0%         Ground
Oak Brook, IL           Marshall Field's          824,828          1973,                      Lease(4)
(Chicago                Neiman Marcus                              1981,
metropolitan            Nordstrom                                  1987,
area)                   Saks Fifth                                 1991
                          Avenue
                        Sears

OLD ORCHARD             Bloomingdale's         1,711,821/          1956/         100.0%            Fee
CENTER                  Lord & Taylor             648,104          1994
Skokie, IL              Marshall Field's
(Chicago                Nordstrom
metropolitan            Saks Fifth Avenue
area)

HOUSTON GALLERIA (5)    Lord & Taylor          1,595,201/          1970/         66.67%            Fee
Houston, TX             Macy's                    841,585          1977,
                        Neiman Marcus                              1986
                        Saks Fifth Avenue

FOX VALLEY              Carson Pirie Scott     1,417,130/          1975/         100.0%            Fee
CENTER                  JCPenney                  548,645          1988,
Aurora, IL              Marshall Field's                           1996
(Chicago                Sears
metropolitan
area)

THE STREETS AT          Belk                   1,388,000/      Scheduled         100.0%            Fee
SOUTHPOINT (6)          Hecht's                   611,000        March
Durham, NC              JCPenney                                 2002
                        Nordstrom
                        Sears






                                                                              OWNERSHIP
                                                                               BY THE
                                                                               COMPANY          FEE,
                                                                                 AND           GROUND
                                                                  YEAR        OPERATING        OR AIR
  PROPERTY/                                   TOTAL GLA/         OPENED/      PARTNER-         RIGHTS
LOCATION(1)(2)          ANCHORS              MALL GLA (3)       EXPANDED        SHIP            LEASE
--------------          -------              ------------       --------      ---------       --------

HAWTHORN                Carson Pirie Scott     1,233,761/          1972/         100.0%            Fee
CENTER                  JCPenney                  504,380          1989,
Vernon Hills, IL        Marshall Field's                           1994,
(Chicago                Sears                                      1997
metropolitan
area)

MAINPLACE               Macy's                 1,116,385/          1987/         100.0%          Fee
Santa Ana, CA           Nordstrom                 455,885          1991
(Los Angeles/           Robinsons-May
Orange County           (2 stores)
metropolitan
area)

GALLERIA AT             JCPenney               1,100,000/      Scheduled         100.0%          Fee
ROSEVILLE (7)           Macy's                    472,000        August
Roseville, CA           Nordstrom                                 2000
(Sacramento             Sears
metropolitan
area)

CITRUS PARK             Burdines               1,099,420/          1999          100.0%          Fee
TOWN CENTER (8)         Dillard's                 453,826
Tampa, FL               JCPenney
                        Sears

WOODLAND HILLS          Dillard's              1,093,326/          1976/          50.0%          Fee
MALL                    Foley's                   383,879          1992,
Tulsa, OK               JCPenney                                   1995
                        Sears

WOLFCHASE               Dillard's              1,086,622/          1997          100.0%          Fee
GALLERIA                Goldsmith's               389,286
Memphis, TN             JCPenney
                        Sears

PENN SQUARE             Dillard's              1,074,816/          1960/         100.0%       Ground
MALL                    Foley's                   384,998          1981,                      Lease(9)
Oklahoma City,          JCPenney                                   1988,
OK                      Montgomery Ward                            1995






                                                                              OWNERSHIP
                                                                               BY THE
                                                                               COMPANY          FEE,
                                                                                 AND           GROUND
                                                                  YEAR        OPERATING        OR AIR
  PROPERTY/                                   TOTAL GLA/         OPENED/      PARTNER-         RIGHTS
LOCATION(1)(2)          ANCHORS              MALL GLA (3)       EXPANDED        SHIP            LEASE
--------------          -------              ------------       --------      ---------       --------

BRANDON                 Burdines                 980,431/          1995          100.0%          Fee
TOWNCENTER              Dillard's                 360,716
Brandon, FL             JCPenney
(Tampa                  Sears
metropolitan
area)

MIAMI                   Burdines                 973,280/          1982/          40.0%          Fee
INTERNATIONAL           (2 stores)                289,972          1992
MALL                    Dillard's
Miami, FL               JCPenney
                        Sears

CORAL SQUARE            Burdines                 941,473/          1984/          50.0%          Fee
MALL                    (2 stores)                293,329          1989
Coral Springs,          Dillard's
FL                      JCPenney
(Miami/Fort             Sears
Lauderdale
metropolitan
area)

CENTURY CITY            Bloomingdale's           781,350/          1963/           100%          Fee
SHOPPING CENTER (10)    Macy's                    424,350          1985,
Los Angeles, CA                                                    1987

WATER TOWER             Lord & Taylor            727,497/          1976/          55.0%          Fee
PLACE                   Marshall Field's          311,825          1983,
Chicago, IL                                                        1991

VALENCIA                JCPenney                 675,405/          1992           25.0%       Ground
TOWN CENTER             Robinsons-May             282,486                          (11)      Lease(12)
Valencia, CA            Sears
(Los Angeles
metropolitan
area)






                                                                              OWNERSHIP
                                                                               BY THE
                                                                               COMPANY          FEE,
                                                                                 AND           GROUND
                                                                  YEAR        OPERATING        OR AIR
  PROPERTY/                                   TOTAL GLA/         OPENED/      PARTNER-         RIGHTS
LOCATION(1)(2)          ANCHORS              MALL GLA (3)       EXPANDED        SHIP            LEASE
--------------          -------              ------------       --------      ---------       --------

SAN FRANCISCO           Nordstrom                495,280/           1988          50.0%       Ground
SHOPPING                                          183,280                                    Lease(13)
CENTRE
San Francisco, CA

COPLEY PLACE            Neiman Marcus            368,681/           1984         33.33%        Air
Boston, MA                                        264,349                                     Rights
                                                                                             Lease(14)
                                             ------------
TOTAL REGIONAL MALLS    20                    21,870,285/
                                                8,928,723
                                             ------------

COMMUNITY
CENTERS:

THE PLAZA AT CITRUS PARKBed Bath & Beyond        349,644/       1999(15)         100.0%          Fee
Tampa, FL               Best Buy                   73,250
                        JoAnn's Etc.
                        Pets Mart
                        Ross Dress for Less
                        Sports Authority

THE PLAZA AT            Ross Dress for Less
BRANDON                 Service                  243,035/           1994         100.0%          Fee
TOWNCENTER                Merchandise              89,185
Brandon, FL             Target
(Tampa
metropolitan
area)

SERVICE                 Circuit City             192,956/          1988/         100.0%          Fee
MERCHANDISE             Office Depot               76,761          1997
PLAZA
Columbus, OH





                                                                              OWNERSHIP
                                                                               BY THE
                                                                               COMPANY          FEE,
                                                                                 AND           GROUND
                                                                  YEAR        OPERATING        OR AIR
  PROPERTY/                                   TOTAL GLA/         OPENED/      PARTNER-         RIGHTS
LOCATION(1)(2)          ANCHORS              MALL GLA (3)       EXPANDED        SHIP            LEASE
--------------          -------              ------------       --------      ---------       --------

NEW YORK                Kohl's                   115,685/           1989         100.0%          Fee
SQUARE                  OfficeMax                  16,760
Aurora, IL
(Chicago
metropolitan
area)

WESTHEIMER TRIANGLE     Firestone                103,929/           1973         66.67%          Fee
Houston, TX (16)                                   35,109
                                            -------------

TOTAL COMMUNITY CENTERS 5                      1,005,249/
                                                  291,065
                                            -------------

TOTAL PROPERTIES        25                    22,875,534/
                                                9,219,788
                                            =============

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

(3)  Excludes office components of Water Tower Place (93,841 square feet), Oakbrook Center (239,999 square feet),
Old Orchard Center (59,366 square feet) and Copley Place (845,323).  Excludes outparcel components of Brandon
TownCenter (Bed Bath & Beyond - 40,000 square feet), Wolfchase Galleria (Bed Bath & Beyond - 40,000 square feet), Fox
Valley Center (Health Club - 15,262 square feet), Hawthorn Center (Health Club - 20,150 square feet), and Houston
Galleria (Health Club - 105,450 square feet).

(4)  The Oakbrook Center ground lease expires in December 2040 and provides for renewal options for an additional 49 years as more fully discussed below.






(5)  On November 15, 1999, the Company, through a partnership in which it owns a two-thirds interest, acquired the retail component of Houston Galleria.  See Note 3 of Notes to Consolidated Financial Statements in the Annual Report
which is hereby incorporated by reference.

(6)  The Streets at Southpoint is currently under construction and scheduled to open in early March 2002.

(7)  Galleria at Roseville is currently under construction and scheduled to open on August 25, 2000.

(8)  Citrus Park Town Center opened on March 3, 1999.

(9)  A substantial portion of Penn Square Mall is on land subject to a ground lease expiring in 2060.  See Note 7 of
Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(10) On June 10, 1999, the Company acquired Century City Shopping Center.  See Note 3 of Notes to Consolidated
Financial Statements in the Annual Report which is hereby incorporated by reference.

(11) Subordinated to unaffiliated venture partner's return of capital plus a return thereon.

(12) The Valencia Town Center ground lease expires in December 2022. The partnership (in which the Operating
Partnership is a limited partner) has an option to purchase the fee interest at any time at a predetermined price.

(13) The San Francisco Shopping Centre ground lease expires in June 2043 and provides for one 15-year renewal option.

(14) Copley Place is subject to an air rights lease expiring in December 2077.

(15) Phase I of The Plaza at Citrus Park opened in the fall of 1999.  The remaining phases of the center are scheduled to open in summer and fall of 2000.

(16) On November 15, 1999, the Company, through a partnership in which it owns a two-thirds interest, acquired
Westheimer Triangle.



     The following two tables set forth certain rental information with respect to the Company's operating properties (including the Company's unconsolidated investment properties):

     CONTRACTUAL STEPS

     In certain cases, tenant leases contain provisions for periodic increases in the minimum rental rate. These increases do not necessarily result in increased funds available for distribution of a corresponding amount. The amount of the increase is mitigated by possible changes in a tenant's percentage rent breakpoint or amount, lease expirations and terminations and the Company's ownership interest in a property. The table below shows contractual rent steps for the years 2000 through 2004 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):


CONTRACTUAL STEPS                                       COMPANY'S
(in thousands of dollars)              TOTAL          PRO RATA SHARE
-------------------------             -------         --------------

       2000 . . . . . . . . . . . .   $ 3,348             $ 2,392
       2001 . . . . . . . . . . . .     2,925               2,190
       2002 . . . . . . . . . . . .     3,307               2,658
       2003 . . . . . . . . . . . .     2,334               1,949
       2004 . . . . . . . . . . . .     2,077               1,583


     LEASE EXPIRATIONS

     The table below shows the square footage of lease expirations and the average rent per square foot of the expirations for the Company's retail tenants (excluding anchors, movie theaters and temporary tenants) for the years 2000 through 2004 for the Properties in total and for the Company's pro rata share of the Properties (based on the Company's percentage ownership in each property):

                       TOTAL              COMPANY'S PRO RATA SHARE
           ---------------------------   ---------------------------
            EXPIRATIONS      AVERAGE      EXPIRATIONS      AVERAGE
YEAR          (S.F.)         RENT/S.F.      (S.F.)         RENT/S.F.
----        -----------     ----------    -----------     ----------

2000. . . . .   332,077      $   29.09        249,422      $   28.49
2001. . . . .   367,406          34.13        285,065          33.37
2002. . . . .   425,072          34.92        282,190          33.90
2003. . . . .   507,567          33.14        394,067          32.63
2004. . . . .   549,345          35.36        446,304          33.61


     FINANCIAL INFORMATION

     The table below shows diluted funds from operations (FFO) and diluted funds available for distribution (FAD) for the Company for the last five years, 1995 through 1999:

($000's omitted, except share
and per share amounts)

                                                              YEARS ENDED DECEMBER 31,
                                         -----------------------------------------------------------------
                                               1999         1998         1997         1996         1995
                                            ----------   ----------   ----------   ----------   ----------

Diluted FFO . . . . . . . . . . . . . . .   $  106,326   $   91,972   $   73,596   $   54,063   $   50,285
                                            ==========   ==========   ==========   ==========   ==========

Diluted FAD . . . . . . . . . . . . . . .   $  108,073   $   92,301   $   72,330   $   52,786   $   46,697
                                            ==========   ==========   ==========   ==========   ==========

Weighted-average diluted shares
  and units outstanding . . . . . . . . .   32,124,711   30,952,162   27,100,075   21,549,568   21,050,426
                                            ==========   ==========   ==========   ==========   ==========

Diluted FFO/share and unit. . . . . . . .   $     3.31   $     2.97   $     2.72   $     2.51   $     2.39
                                            ==========   ==========   ==========   ==========   ==========

Diluted FAD/share and unit. . . . . . . .   $     3.36   $     2.98   $     2.67   $     2.45   $     2.22
                                            ==========   ==========   ==========   ==========   ==========

     Diluted FFO and diluted FAD should not be considered as an alternative to net income or any other GAAP measurement of performance as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity.



     The table below shows diluted funds from operations (FFO) and diluted funds available for distribution (FAD) for the Company on a quarterly basis for 1998 and 1999:

($000's omitted, except share
and per share amounts)
                                                        QUARTERS ENDED
               -------------------------------------------------------------------------------------------
                    12/31/99    9/30/99    6/30/99    3/31/99   12/31/98    9/30/98    6/30/98    3/31/98
                   ---------- ---------- ---------- ---------- ---------- ---------- ---------- ----------

Diluted FFO . . . .$   33,302 $   26,541 $   24,359 $   22,124 $   28,849 $   22,018 $   22,396 $   18,709
                   ========== ========== ========== ========== ========== ========== ========== ==========

Diluted FAD . . . .$   33,219 $   26,754 $   25,737 $   22,363 $   27,724 $   22,177 $   22,539 $   19,861
                   ========== ========== ========== ========== ========== ========== ========== ==========

Weighted - average
 diluted shares
 and units
 outstanding. . . .32,066,218 32,162,429 32,071,673 31,980,768 30,999,063 30,920,809 30,913,029 30,885,331
                   ========== ========== ========== ========== ========== ========== ========== ==========

Diluted FFO/
 share and unit . .$     1.04 $      .83 $      .76 $      .69 $     0.93 $     0.71 $     0.72 $     0.61
                   ========== ========== ========== ========== ========== ========== ========== ==========

Diluted FAD/
 share and unit . .$     1.04 $      .83 $      .80 $      .70 $     0.89 $     0.72 $     0.73 $     0.64
                   ========== ========== ========== ========== ========== ========== ========== ==========


     OAKBROOK CENTER GROUND LEASE

     The following is a description of the Oakbrook Center ground lease.

     On December 31, 1990, Oak Brook Urban Venture (a consolidated venture) sold the land underlying Oakbrook Center for $75,000,000 ("ground sale-leaseback proceeds" or "Lessor Base Amount") and leased it back for a period of 50 years with options to renew for an additional 49 years. For financial reporting purposes, the ground sale-leaseback proceeds were accounted for as a financing transaction. Minimum annual rent to the ground lessor accrues at 5% of the Lessor Base Amount, a portion of which may be deferred based on available cash flow (as defined) from Oakbrook Center. Deferred amounts accrue interest at 5% per annum. In each of the years 1999, 1998 and 1997, Oak Brook Urban Venture reported rent expense of $3,750,000 of which payments of $2,150,000 has been deferred in 1999 and 1998, and $2,350,000 has been deferred in 1997. Interest has been accrued and deferred of approximately $1,308,000, $1,143,000 and $982,000 for 1999,
1998 and 1997, respectively, on the deferred balance. The total deferred interest and ground lease rent included in the accompanying consolidated balance sheet at December 31, 1999 is approximately $28,442,000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the Company's shareholders during the fourth quarter of 1999.


                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The information required by this item is hereby incorporated by reference to the material appearing on pages 39 and 40 of the Annual Report under the captions "Quarterly Financial Summary" and "Shareholder
Information."


ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is hereby incorporated by reference to the data appearing on page 39 of the Annual Report under the caption "Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is hereby incorporated by reference to the material appearing on pages 18 through 24 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is hereby incorporated by reference to the material appearing on page 23 of the Annual Report under the caption "Financial Market Risk Disclosure."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is hereby incorporated by reference to the "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity,"
"Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Financial Summary" appearing in the Annual Report on pages 25 through 39.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is hereby incorporated by reference to the material appearing on pages 2 through 5 of the Company's definitive proxy statement for the annual meeting of shareholders to be held on May 11, 2000 (the "Proxy Statement"), under the captions "Election of Directors" and "Management - Directors and Executive Officers" and on page 17 of the Proxy Statement under the caption "Section 16(A) Beneficial Ownership Reporting Compliance."


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the material appearing on pages 6 through 12 of the Proxy Statement under the captions "Executive Compensation - Summary Compensation Table," " - Option Grants in 1999," " - Aggregated Option Exercises in 1999 and Year-End Option Values," " - Option Plan," " - Incentive Unit and Incentive Stock Programs," " - Incentive Compensation," " - 401 (k) Plan," " - Core Retirement Award Program," " - Deferred Cash Compensation Plan," "
- Compensation of Directors," " - Employment Contracts, Termination of Employment and Change-in-Control Arrangements," " - Compensation Committee Interlocks and Insider Participation" and " - Executive Compensation Committee Report on Executive Compensation."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the material appearing on pages 15 through 17 of the Proxy Statement under the caption "Security Ownership."


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is hereby incorporated by reference to the material appearing on page 14 of the Proxy Statement under the caption "Certain Relationships and Related Transactions."

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)   The following documents are filed as part of this report:

           (1)   Financial Statements

                 The consolidated balance sheets as of December 31, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 1999, 1998 and 1997 together with related notes and the independent auditors' report dated February 4, 2000, appearing on pages 25 through 38 of the 1999 annual report to shareholders, which is filed as Exhibit 13.1 to this report.

           (2)   Financial Statement Schedule and Independent Auditors'
Report

                 Title                                  Schedule
                 -----                                  ---------

                 Consolidated Real Estate and
                 Accumulated Depreciation                 III

                 The independent auditors' report with respect to the financial statement schedule is on page 23.

           (3)   Exhibits

                 See Exhibit Index, which is hereby incorporated herein by reference.

     (b) The following reports on Form 8-K were filed during the fourth quarter of 1999.

                 (1) The Registrant's report on Form 8-K (describing the contract to acquire Houston Galleria) was filed on October 4, 1999 as an
Item 5.  Other Events filing.

                 (2) The Registrant's report on Form 8-K (describing the acquisition of Houston Galleria) was filed on November 30, 1999 as an Item
2.  Acquisition of Assets filing.

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Urban Shopping Centers, Inc.:


Under date of February 4, 2000, we reported on the consolidated balance sheets of Urban Shopping Centers, Inc. and consolidated partnerships (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Part IV,
Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                           KPMG LLP




Chicago, Illinois
February 4, 2000


                                                                                             SCHEDULE III


                                         URBAN SHOPPING CENTERS, INC.

                             Consolidated Real Estate and Accumulated Depreciation
                                               December 31, 1999
                                               ($000's omitted)
                                                          COSTS
                                                        SUBSEQUENT
                                 INITIAL COST TO            TO             GROSS AMOUNT AT WHICH CARRIED
                                   THE COMPANY          ACQUISITION            AT CLOSE OF PERIOD (B)
                            -------------------------- -------------  --------------------------------------
                                                        LAND AND
                             LAND AND      BUILDINGS    BUILDINGS      LAND AND      BUILDINGS
                  ENCUM-     LEASEHOLD       AND          AND          LEASEHOLD        AND
DESCRIPTION       BRANCE    IMPROVEMENTS  IMPROVEMENTS IMPROVEMENTS   IMPROVEMENTS  IMPROVEMENTS   TOTAL (L)
-----------      ---------  ------------  ------------ -------------  ------------  ------------  ----------
RETAIL CENTERS:
 Aurora,
   IL (A)(C). . . $  --             398         2,282           478           398         2,760       3,158
 Aurora, IL . . .   85,528       20,124       114,036        16,125        20,124       130,161     150,285
 Brandon,
   FL (A)(C)(D) .   62,000        3,362        27,158        73,197         3,121       100,596     103,717
 Columbus,
   OH (A)(C)(E) .    --           2,418         9,617         4,420         2,418        14,037      16,455
 Durham, NC (F) .    --          13,970         7,550         --           13,970         7,550      21,520
 Los Angeles,
   CA (G) . . . .  160,000       40,800       231,200           997        40,800       232,197     272,997
 Memphis,
   TN (C)(H). . .   78,223        8,938        79,659         7,030         8,846        86,781      95,627
 Oak Brook,
   IL (A)(I). . .  140,000       49,324       232,063        17,721        49,324       249,784     299,108
 Oklahoma City,
   OK(A)(I) . . .   74,511        1,931        77,797         7,502         1,931        85,299      87,230
 Roseville,
   CA (J) . . . .    --           3,388        46,655         --            3,388        46,655      50,043
 Santa Ana,
   CA (A) . . . .  110,000       11,461        77,893         7,623        11,761        85,216      96,977
 Skokie, IL . . .  164,450       24,000       236,931        11,923        24,000       248,854     272,854
 Tampa, FL (K). .  119,576       12,016       107,104        18,669        12,016       125,773     137,789
 Vernon Hills,
   IL . . . . . .   77,864       19,626       111,216         1,922        19,626       113,138     132,764
                ----------    ---------     ---------     ---------     ---------     ---------   ---------
    Total . . . .$1,072,152     211,756     1,361,161       167,607       211,723     1,528,801   1,740,524
                ==========    =========     =========     =========     =========     =========   =========

                       Consolidated Real Estate and Accumulated Depreciation - Continued
                                               December 31, 1999
                                               ($000's omitted)



                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF
                                ACCUMULATED           DATE OF         DATE        OPERATION
DESCRIPTION                    DEPRECIATION(M)     CONSTRUCTION     ACQUIRED     IS COMPUTED
-----------                   ----------------     ------------    ----------  ---------------

RETAIL CENTERS:
(cont'd.)

 Aurora, IL (A)(C). . . . . .            (849)         1989            1989             30
 Aurora, IL . . . . . . . . .          (8,882)         1975            1997           5-30
 Brandon, FL (A)(C)(D). . . .         (20,089)         1995            1995           5-30
 Columbus, OH (A)(C)(E) . . .          (3,373)         1988            1988         2.5-30
 Durham, NC (F) . . . . . . .           --         Expected 2002        --             --
 Los Angeles, CA (G). . . . .          (4,301)         1963            1999           5-30
 Memphis, TN (C)(H) . . . . .         (11,237)         1997            1997           5-30
 Oak Brook, IL (A)(I) . . . .         (56,733)         1962            1962           5-30
 Oklahoma City, OK (A)(I) . .         (34,754)         1960            1985           5-30
 Roseville, CA (J). . . . . .           --         Expected 2000        --             --
 Santa Ana, CA (A). . . . . .         (33,219)         1987            1984           5-30
 Skokie, IL . . . . . . . . .         (25,394)         1956            1996           7-30
 Tampa, FL (K). . . . . . . .          (4,227)         1999            1999           5-30
 Vernon Hills, IL . . . . . .          (8,035)         1972            1997           5-30
                                   ----------
    Total . . . . . . . . . .      $ (211,093)
                                   ==========


                           December 31, 1999
                           ($000's omitted)


------------

(A) The initial cost to the Company approximates historical cost at October 14, 1993.

(B) The aggregate cost of real estate owned and the related accumulated depreciation at December 31, 1999, for Federal income tax purposes was approximately $1,640,890 and $169,284, respectively.

(C) On July 26, 1995, the Company signed an agreement with a group of lenders for the establishment of a $90,000 secured, revolving line of credit which on November 25, 1998 was increased to $107,500. This line of credit is secured by certain of the Company's retail centers located in Brandon, FL, Columbus, OH, Memphis, TN and Aurora, IL. See Note 6 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(D) The Company owns approximately twenty-three acres of outparcel land which is available for future sale or development.

(E) Investment property held for sale; see Note 2 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(F)  The Company acquired land in Durham, North Carolina in June 1999.
This land is the site of the Company's next regional mall development which is scheduled to open in early March 2002.

(G) On June 10, 1999, the Company acquired a 100% interest in Century City Shopping Center.

(H) The Company owns approximately twenty-three acres of outparcel land which is available for future sale or development.

(I)  Properties operated under ground leases; see Item 2 - Properties and
Note 7 of Notes to Consolidated Financial Statements in the Annual Report which is hereby incorporated by reference.

(J) The Company acquired land in Roseville, California on June 24, 1997. This land is the site of the Company's latest regional mall development which is scheduled to open on August 25, 2000. The Company owns six acres of outparcel land which is available for future sale or development.

(K) Citrus Park Town Center opened on March 3, 1999. The Company and the Management Company own approximately nine acres of outparcel land which is available for future sale or development.

(L)  Reconciliation of real estate owned:

                                    1999        1998        1997
                                 ----------  ----------  ----------
     Balance at beginning
       of period. . . . . . . .  $1,357,729   1,234,908     934,182
     Additions during
       period (a) . . . . . . .     386,912     123,140     315,945
     Other (b). . . . . . . . .      (4,117)       (319)    (15,219)
                                 ----------  ----------  ----------
     Balance at end
       of period. . . . . . . .  $1,740,524   1,357,729   1,234,908
                                 ==========  ==========  ==========

                           December 31, 1999
                           ($000's omitted)


(M)  Reconciliation of accumulated depreciation:

     Balance at beginning
       of period. . . . . . . .  $ (163,845)   (125,594)    (97,558)
     Depreciation expense . . .     (47,763)    (38,814)    (30,800)
     Other (b). . . . . . . . .         515         563       2,764
                                 ----------  ----------  ----------
     Balance at end
       of period. . . . . . . .  $ (211,093)   (163,845)   (125,594)
                                 ==========  ==========  ==========


     (a) Additions during the year ended December 31, 1999, include the $272,102 acquisition of Century City Shopping Center. Additions during the year ended December 31, 1998, include the $77,334 consolidation of Citrus Park Town Center. Additions during the year ended December 31, 1997, include the $134,160 and the $130,842 acquisition of Fox Valley Center and Hawthorn Center, respectively.

     (b) Other includes write-off and sale of assets and reclassifications to and from other accounts.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      URBAN SHOPPING CENTERS, INC.

                      By:   MATTHEW S. DOMINSKI
                            Chief Executive Officer
                            and Director
                      Date: March 28, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      By:   MATTHEW S. DOMINSKI
                            Chief Executive Officer
                            and Director
                      Date: March 28, 2000

                      By:   JAMES H. LYMAN
                            Executive Vice President, Chief Financial
                            Officer, Director of Acquisitions
                            and Chief Accounting Officer
                      Date: March 28, 2000

                      By:   NEIL G. BLUHM
                            Director
                      Date: March 28, 2000

                      By:   JUDD D. MALKIN
                            Director
                      Date: March 28, 2000

                      By:   JAMES B. DIGNEY
                            Director
                      Date: March 28, 2000

                      By:   SUSAN GETZENDANNER
                            Director
                      Date: March 28, 2000

                      By:   JOHN E. NEAL
                            Director
                      Date: March 28, 2000

                      By:   PHILLIP B. ROONEY
                            Director
                      Date: March 28, 2000

                      By:   JOHN G. SCHREIBER
                            Director
                      Date: March 28, 2000

                      By:   HENRY T. SEGERSTROM
                            Director
                      Date: March 28, 2000

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

                     URBAN SHOPPING CENTERS, INC.

                       EXHIBIT INDEX - CONCLUDED


10.37 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated October 1, 1999 is hereby incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 12, 1999

10.38 Houston Galleria Amended and Restated Purchase and Sale Agreement dated September 17, 1999 is hereby incorporated by reference to Exhibit
10.1 to the Registrant's Form 8-K (File No. 1-22278) filed on November 30,
1999

13.1    1999 annual report to shareholders

21.1    Subsidiaries of the Registrant

23.1    Consent of KPMG LLP

27.1    Financial Data Schedule

---------------

        Although certain additional long-term debt instruments of Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.