Form 10-Q
period 2000-03-31
URBAN SHOPPING CENTERS INC
filed 2000-05-12
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter
ended March 31, 2000                      Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on May 9, 2000 were 17,725,818 and 407,935, respectively.

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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         URBAN SHOPPING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2000 AND DECEMBER 31, 1999

                                  (Unaudited)
                    ($000's omitted, except share amounts)

                                    ASSETS
                                    ------


                                                MARCH 31,        DECEMBER 31,
                                                  2000              1999
                                              ------------       -----------

Investment properties:
  Land, including peripheral
    land parcels . . . . . . . . . . . .      $    208,420       $   209,304
  Buildings and improvements . . . . . .         1,440,010         1,433,252
  Equipment, furniture and fixtures. . .             6,047             5,944
  Construction in progress . . . . . . .           110,635            75,568
                                              ------------       -----------
                                                 1,765,112         1,724,068
  Accumulated depreciation . . . . . . .          (220,890)         (207,720)
                                              ------------       -----------
    Investment properties, net of
      accumulated depreciation . . . . .         1,544,222         1,516,348

Investment property held for sale. . . .            13,101            13,083
Investments in unconsolidated
  partnerships . . . . . . . . . . . . .           228,853           230,367
Investment in the Management Company . .            51,216            49,967
Cash, cash equivalents and
  short-term investments . . . . . . . .             3,166             4,125
Interest, rents and other receivables. .            17,844            20,597
Deferred expenses and other assets . . .            14,826            13,831
                                              ------------       -----------

                                              $  1,873,228       $ 1,848,318
                                              ============       ===========

                         URBAN SHOPPING CENTERS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                MARCH 31,        DECEMBER 31,
                                                  2000              1999
                                              ------------       -----------

Liabilities:
  Mortgage notes payable . . . . . . . .      $  1,103,143       $ 1,080,452
  Land sale-leaseback proceeds . . . . .            75,000            75,000
  Deferred lease accrual . . . . . . . .            23,359            22,874
  Accounts payable and other
    liabilities. . . . . . . . . . . . .            76,366            68,982
  Investments in unconsolidated
    partnerships . . . . . . . . . . . .            44,659            43,074

  Commitments and contingencies
                                               -----------       -----------
          Total liabilities. . . . . . .         1,322,527         1,290,382

Minority interest. . . . . . . . . . . .           242,322           245,017

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 3,772,915
    shares in 2000 and 1999 (liquida-
    tion preference of $125,000) . . . .                38                38
  Common stock, $.01 par value,
    authorized 140,000,000 shares,
    issued and outstanding 17,651,318
    shares in 2000 and 17,523,484
    shares in 1999 . . . . . . . . . . .               177               176
  Unit voting stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 407,935
    shares in 2000 and 1999. . . . . . .                 4                 4
  Additional paid-in capital . . . . . .           497,535           495,196
  Retained earnings (deficit). . . . . .          (189,375)         (182,495)
                                              ------------       -----------

          Total stockholders' equity . .           308,379           312,919
                                              ------------       -----------

                                              $  1,873,228       $ 1,848,318
                                              ============       ===========















         See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


                                                  2000             1999
                                               ----------       ----------
Revenues:
  Shopping center revenues:
    Minimum rents. . . . . . . . . . . .       $   39,158       $   31,252
    Percentage rents . . . . . . . . . .              809              645
    Recoveries from tenants. . . . . . .           21,025           16,327
    Other. . . . . . . . . . . . . . . .            2,895            1,487
                                               ----------       ----------
                                                   63,887           49,711

  Interest income. . . . . . . . . . . .              128              181
                                               ----------       ----------
                                                   64,015           49,892
                                               ----------       ----------
Expenses:
  Shopping center expenses . . . . . . .           23,245           18,311
  Mortgage and other interest. . . . . .           17,104           11,976
  Ground rent. . . . . . . . . . . . . .            1,131            1,087
  Depreciation and amortization. . . . .           14,112           10,845
  General and administrative . . . . . .            1,513            1,504
                                               ----------       ----------
                                                   57,105           43,723
                                               ----------       ----------

          Operating income . . . . . . .            6,910            6,169

Income from unconsolidated
  partnerships . . . . . . . . . . . . .            3,002            2,501
Income from the Management Company . . .            1,249               32
                                              -----------      -----------
          Income before other gains,
            minority interest and
            extraordinary items. . . . .           11,161            8,702

Other gains. . . . . . . . . . . . . . .              259            --
Minority interest. . . . . . . . . . . .           (5,421)          (2,603)
                                              -----------      -----------
          Income before extra-
            ordinary items . . . . . . .            5,999            6,099

Extraordinary items (net of
  taxes and minority interest) . . . . .            --              (1,132)
                                              -----------      -----------

          Net income . . . . . . . . . .            5,999            4,967

Dividends on preferred stock . . . . . .           (2,226)          (2,113)
                                              -----------      -----------
          Income applicable to
            common and unit voting
            common stock . . . . . . . .      $     3,773      $     2,854
                                              ===========      ===========

                         URBAN SHOPPING CENTERS, INC.

                                                  2000             1999
                                               ----------       ----------

Basic income per common and unit
 voting common share:
  Before extraordinary items . . . . . .       $      .21       $      .22
  Extraordinary items. . . . . . . . . .            --                (.06)
                                               ----------       ----------
          Net income . . . . . . . . . .       $      .21       $      .16
                                               ==========       ==========

Diluted income per common and unit
 voting common share:
  Before extraordinary items . . . . . .       $      .21              .22
  Extraordinary items. . . . . . . . . .            --                (.06)
                                               ----------       ----------
          Net income . . . . . . . . . .       $      .21       $      .16
                                               ==========       ==========

Weighted-average common and unit
 voting common shares outstanding:
    Basic. . . . . . . . . . . . . . . .       18,051,319       17,885,675
                                               ==========       ==========
    Diluted. . . . . . . . . . . . . . .       18,189,155       18,099,093
                                               ==========       ==========

Dividends declared and paid per
  common and unit voting
  common share . . . . . . . . . . . . .       $      .59       $      .56
                                               ==========       ==========
































         See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)



                                                    2000           1999
                                                -----------    -----------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .    $     5,999     $    4,967
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization. . . . . .         14,112         10,845
    Recovery of (provision for)
      losses on accounts receivable. . . . .           (168)           167
    Income from unconsolidated
      partnerships . . . . . . . . . . . . .         (3,002)        (2,501)
    Income from the Management Company . . .         (1,249)           (32)
    Minority interest. . . . . . . . . . . .          5,421          2,603
    Deferred lease accrual . . . . . . . . .            485            536
    Extraordinary items. . . . . . . . . . .          --             1,132
    Other gains. . . . . . . . . . . . . . .           (259)         --
    Other, net . . . . . . . . . . . . . . .           (566)          (366)
  Other changes in assets and liabilities:
    Interest, rents and other
      receivables. . . . . . . . . . . . . .          3,487          1,313
    Deferred expenses and other assets . . .           (590)           (96)
    Accounts payable and other
      liabilities. . . . . . . . . . . . . .          1,713          1,962
                                                -----------    -----------
          Net cash provided by
            operating activities . . . . . .         25,383         20,530
                                                -----------    -----------
Cash flows from investing activities:
  Additions to investment properties,
    net of change in related payables. . . .        (41,249)       (22,894)
  Proceeds from the sale of development
    parcels, net of selling costs. . . . . .            258          --
  Cash contributions to unconsolidated
    partnerships and the Management
    Company. . . . . . . . . . . . . . . . .           (840)        (5,176)
  Cash distributions from uncon-
    solidated partnerships . . . . . . . . .          6,895          5,617
  Advances from an unconsolidated entity . .          5,400          --
  Other, net . . . . . . . . . . . . . . . .          --               190
                                                 ----------     ----------
          Net cash used in
            investing activities . . . . . .        (29,536)       (22,263)
                                                 ----------     ----------

                         URBAN SHOPPING CENTERS, INC.

                                                    2000           1999
                                                -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of debt,
    net of issuance costs. . . . . . . . . .        108,850        101,853
  Proceeds from issuance of Common
    Stock under option plan and
    incentive unit plan. . . . . . . . . . .          3,393          2,730
  Repayment of debt. . . . . . . . . . . . .        (87,421)       (83,836)
  Cash distributions to common
    unitholders. . . . . . . . . . . . . . .         (5,334)        (5,006)
  Cash distributions to preferred
    unitholders. . . . . . . . . . . . . . .         (3,411)          (490)
  Dividends paid . . . . . . . . . . . . . .        (12,879)       (11,712)
  Other, net . . . . . . . . . . . . . . . .             (4)           (39)
                                                 ----------     ----------
          Net cash provided by
            financing activities . . . . . .          3,194          3,500
                                                 ----------     ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . .           (959)         1,767
Cash and cash equivalents at
  beginning of period. . . . . . . . . . . .          4,110            294
                                                -----------    -----------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . . .    $     3,151    $     2,061
                                                ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest, net of amounts
    capitalized. . . . . . . . . . . . . . .    $    17,528    $    10,931
                                                ===========    ===========



























         See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)



     Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1999, which are incorporated by reference in the Company's 1999 annual report on Form 10-K, as certain disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Copley Place Associates, LLC ("Copley Place"), Coral-CS/LTD Associates ("Coral Square Mall"), S. F. Shopping Centre Associates, L.P. ("San Francisco Shopping Centre"), South Alabama Development, L.P. ("Houston Galleria Development Land"), Urban Retail Properties Co. (the "Management Company"), U.W. Galleria L.P. ("Houston Galleria"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Water Tower Joint Venture ("Water Tower Place"), West Dade County Associates ("Miami International Mall"), Woodland Hills Mall, LLC ("Woodland Hills Mall"), and WT Partners, L.P. ("Westheimer Triangle").

     For the three months ended March 31, 2000 and 1999, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the three months ended March 31, 2000 and 1999, the Company incurred interest of $19,496 and $13,559, respectively, and capitalized interest of $2,392 and $1,583, respectively.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(1)  BASIS OF PRESENTATION (Continued)

     Cash and cash equivalents (which aggregated $3,151 and $4,110 at March 31, 2000 and December 31, 1999, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($1,116 and none at March 31, 2000 and December 31, 1999, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $15 at March 31, 2000 and December 31, 1999. Cash equivalents and other short-term investments are held at cost which approximates market.

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


(2)  INVESTMENT PROPERTIES

     At March 31, 2000, the Company has classified Service Merchandise Plaza as an investment property held for sale. Service Merchandise Plaza in Columbus, Ohio, is an approximate 193,000 square foot community center anchored by Circuit City and Office Depot. The Company is selling Service Merchandise Plaza at this time because it is a non-core asset which is not integral to the Company's strategy of owning and operating dominant high quality regional malls and adjacent retail facilities. Revenues of $617 and $737, expenses of $273 and $403 and net income of $344 and $334, for the three months ended March 31, 2000 and 1999, respectively, related to Service Merchandise Plaza are included in the accompanying consolidated statements of operations.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(3)  SALE OF INVESTMENT PROPERTY

     On January 31, 2000, the Company completed the sale of an outparcel of land at Wolfchase Galleria for total proceeds, net of selling expenses, of approximately $259 and recognized a gain of $259 for financial reporting purposes.


(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:

                                             March 31,      December 31,
                                               2000             1999
                                            -----------    -------------
Assets:
  Investment properties, net . . . . . .    $ 1,171,663      $ 1,228,885
  Investment property held for sale
    (1). . . . . . . . . . . . . . . . .         52,291            --
  Other assets . . . . . . . . . . . . .         67,959           72,418
                                            -----------      -----------
                                              1,291,913        1,301,303
Less liabilities:
  Mortgage notes payable . . . . . . . .        878,470          867,523
  Other liabilities. . . . . . . . . . .         48,918           50,597
                                            -----------      -----------
     Total capital . . . . . . . . . . .        364,525          383,183

Less: Outside partners' capital. . . . .        180,331          195,890
                                            -----------      -----------
     Total investments in
       unconsolidated partnerships . . .    $   184,194      $   187,293
                                            ===========      ===========

Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships. . . .    $   228,853      $   230,367
    Liabilities - Investments in
      unconsolidated partnerships. . . .         44,659           43,074
                                            -----------      -----------
                                            $   184,194      $   187,293
                                            ===========      ===========


    (1) At March 31, 2000, the Company's unconsolidated partnership and the outside partner have classified Valencia Town Center as an investment property held for sale. The decision to sell is controlled by and has been made by the outside partner. The partner anticipates the sale of this property to be completed in 2000.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                                  Three Months Ended
                                                       March 31,
                                             ---------------------------
                                                2000             1999
                                            -----------      -----------
Revenues:
  Shopping centers . . . . . . . . . . .    $    59,347       $   44,493
  Interest income. . . . . . . . . . . .            287              244

Expenses:
  Shopping centers . . . . . . . . . . .         26,391           20,430
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .         16,883           11,538
  Depreciation and amortization. . . . .          9,212            6,873
                                            -----------       ----------
    Income before other gains. . . . . .          7,148            5,896

Other gains. . . . . . . . . . . . . . .            832            --
                                            -----------       ----------
        Net income . . . . . . . . . . .    $     7,980       $    5,896
                                            ===========       ==========

Company's share of:
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .    $     9,219       $    5,430
  Depreciation and amortization. . . . .          5,072            2,880
  Other gains. . . . . . . . . . . . . .            416            --
  Net income . . . . . . . . . . . . . .          3,002            2,501
                                            ===========       ==========


(5) INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.
                                             March 31,      December 31,
                                               2000             1999
                                            -----------    -------------
Assets:
  Investments in land parcels. . . . . .    $    14,221      $    14,221
  Cash, cash equivalents and
    short-term investments . . . . . . .          1,332           11,551
  Receivables and deferred expenses. . .         25,763           16,140
                                            -----------      -----------
                                            $    41,316      $    41,912
                                            ===========      ===========
Liabilities:
  Notes payable. . . . . . . . . . . . .    $    20,000      $    20,000
  Accounts payable and
    other liabilities. . . . . . . . . .          5,427            5,681
                                            -----------      -----------
                                                 25,427           25,681
Owners' equity . . . . . . . . . . . . .         15,889           16,231
                                            -----------      -----------
                                            $    41,316      $    41,912
                                            ===========      ===========

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(5) INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                                  Three Months Ended
                                                       March 31,
                                              --------------------------
                                                2000             1999
                                             ----------      -----------

Revenues . . . . . . . . . . . . . . . .     $   13,483       $   10,775
                                             ----------       ----------
Expenses:
  Management, leasing and
    development services . . . . . . . .         10,796            9,978
  Mortgage and other interest. . . . . .            434              378
  Land parcels . . . . . . . . . . . . .            (13)              40
  Depreciation and amortization. . . . .            327              375
                                             ----------       ----------
                                                 11,544           10,771
                                             ----------       ----------
      Operating income . . . . . . . . .          1,939                4

Income tax expense . . . . . . . . . . .           (613)              (8)
                                             ----------       ----------
      Income (loss) before
        extraordinary items. . . . . . .          1,326               (4)

Extraordinary items (net of taxes) . . .          --              (1,788)
                                             ----------       ----------
      Net income (loss). . . . . . . . .     $    1,326       $   (1,792)
                                             ==========       ==========


(7)  MORTGAGE NOTES PAYABLE

     On March 15, 2000, the Company amended its existing secured revolving line of credit, increasing the committed amount from $107,500 to $180,000. The amended line bears interest at LIBOR + 1.05% (7.07% at March 31, 2000) and matures on March 15, 2003; however, it may be extended for one additional year.


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

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
                                                    2000          1999
                                                  --------      --------
REVENUES:

Shopping center revenues . . . . . . . . . .      $ 93,510      $ 69,582
  Company's share of unconsolidated
    partnerships . . . . . . . . . . . . . .       (29,623)      (19,871)
  Interest income. . . . . . . . . . . . . .           128           181
                                                  --------      --------

    Consolidated revenue . . . . . . . . . .      $ 64,015      $ 49,892
                                                  ========      ========

NOI:

Shopping center NOI. . . . . . . . . . . . .      $ 56,319      $ 41,646
  Unconsolidated
    shopping center NOI. . . . . . . . . . .       (16,422)      (10,744)
  Interest income. . . . . . . . . . . . . .           128           181
  Straight-line rent adjustments . . . . . .           566           366
  Real estate depreciation and
    amortization . . . . . . . . . . . . . .       (13,402)      (10,392)
  Non-shopping center expenses . . . . . . .       (20,279)      (14,888)
  Income from unconsolidated
    partnerships and the Management
    Company. . . . . . . . . . . . . . . . .         4,251         2,533
                                                  --------      --------
    Consolidated income before
      other gains, minority interest
      and extraordinary items. . . . . . . .      $ 11,161      $  8,702
                                                  ========      ========

                                            March 31,       December 31,
                                              2000              1999
                                           -----------     -------------
ASSETS:

Total shopping center assets . . . . . .    $1,818,846        $1,794,226
  Investment in the Management
    Company. . . . . . . . . . . . . . .        51,216            49,967
  Cash, cash equivalents and
    short-term investments . . . . . . .         3,166             4,125
                                            ----------        ----------
        Consolidated assets. . . . . . .    $1,873,228        $1,848,318
                                            ==========        ==========

     Information relative to the Company's expenditures for additions to long-lived assets has been included in the investing activities reported in the consolidated statements of cash flows.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $4.9 million in the three months ended March 31, 2000 from the three months ended March 31, 1999. This increase was primarily attributable to an increase in rental operations discussed below.

     Net cash flows used in investing activities increased $7.3 million in the three months ended March 31, 2000 from the three months ended March 31, 1999. This increase was primarily attributable to the continuing construction costs incurred at Galleria at Roseville; partially offset by decreases in (i) additions to investment properties at Citrus Park Town Center resulting from its completion and opening on March 3, 1999 and (ii) contributions to the Management Company.

     Net cash flows from financing activities decreased $0.3 million in the three months ended March 31, 2000 from the three months ended March 31, 1999.

     At March 31, 2000, the Company had cash, cash equivalents and short-term investments of $3.2 million.

     On March 7, 2000, the Company paid $12.9 million to common and preferred shareholders as a dividend of $.59 per share representing its fourth quarter 1999 dividend. On March 6, 2000, the Operating Partnership paid $5.3 million to its limited partners as a distribution of $.59 per unit representing its fourth quarter 1999 distribution. On March 15, 2000, the Operating Partnership paid $2.9 million to its preferred unit holders.

     CAPITALIZATION. At March 31, 2000, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $1,551.1 million of which $1,384.5 million is fixed rate debt and $166.6 million is floating rate debt. On March 15, 2000, the Company amended its existing secured revolving line of credit, increasing the committed amount from $107.5 million to $180.0 million. The amended line bears interest at LIBOR + 1.05% (7.07% at March 31, 2000) and matures on March 15, 2003; however, it may be extended for one additional year. As of March 31, 2000, $42.0 million was outstanding on this line of credit.
On December 21, 1999, the Company closed a $101.7 million construction loan facility for Galleria at Roseville. This facility has a two-year term with three one-year extension options. This loan bears interest on a floating rate basis at LIBOR + 1.65% (7.65% at March 31, 2000). As of March 31, 2000, $33.1 million was outstanding on this loan. On June 29, 1999, the Company secured a loan with a lender with a commitment of $30.0 million, to be used for the construction of The Plaza at Citrus Park. As of March 31, 2000, $30.0 million was outstanding on the loan. The loan matures June 29, 2000; however, it may be extended for two six-month periods. This loan bears interest on a floating rate basis at LIBOR + 1.40% (7.51% at March 31, 2000). On November 6, 1996, the Company entered into an agreement with a lender for a one-year $5.0 million unsecured revolving line of credit, which on January 30, 1998 was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. On January 29, 1999, this line was further amended to increase the line to $10.0 million, extend the maturity to January 28, 2000 and change the interest rate to the Reference Rate - 1.5625% (7.43% at March 31, 2000). On January 28, 2000, this line was further amended to increase the line to $13.0 million and extend the maturity to January 26, 2001. As of March 31, 2000, $9.0 million was outstanding. On January 4, 2000, Water Tower Joint Venture extended the maturity on its indebtedness to February 1, 2001. On January 4, 2000, S.F. Shopping Centre Associates, L.P. increased its outstanding indebtedness to $65.8 million and extended the maturity to July 1, 2004. It may be further extended for one additional year.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At March 31, 2000, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 59%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

     The Company believes that its cash generated from property operations will provide the necessary funds on a short-term and long-term basis for its operating expenses, interest expenses on outstanding indebtedness and recurring capital expenditures and all dividends to the shareholders necessary to satisfy the REIT requirements. Sources of capital for future acquisitions, development and non-recurring capital expenditures, such as major building renovations and expansions, as well as for scheduled principal payments, including balloon payments, on the outstanding indebtedness are expected to be obtained from the following sources: (i) excess funds available for distribution, (ii) working capital reserves,
(iii) additional Company or property financing, (iv) proceeds from the sale of assets, including outparcels and (v) additional equity raised in the public or private markets (including the issuance of additional common stock, unit voting common stock, convertible preferred stock, convertible preferred units, perpetual preferred units and/or common units). Accordingly, the Company expects that it may incur additional indebtedness.

In light of current economic conditions, relative costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, the Company may consider a change in its ratio of Company debt to total market capitalization accordingly.

     CAPITAL INVESTMENTS.  The Company's latest development project is the
1.1 million square foot Galleria at Roseville near Sacramento, California. Galleria at Roseville has four committed anchor tenants with JCPenney, Macy's, Nordstrom and Sears. Galleria at Roseville remains on schedule to open on August 25, 2000.

     The Company's next scheduled development project is The Streets at Southpoint in Durham, North Carolina. The two-level 1.4 million square foot regional mall will feature Belk, Hecht's, JCPenney, Nordstrom and Sears as anchors along with an entertainment component featuring an IMAX theater. The Streets at Southpoint is currently scheduled to open in March 2002.

     The Company is continuing construction at The Plaza at Citrus Park, an approximate 350,000 square foot community center opposite Citrus Park Town Center. The first phase of the community center opened in fall 1999 and the second phase of the center, which includes the majority of the remaining space, is scheduled to open this fall.

     The Company is also beginning an expansion project at Old Orchard Center in Skokie, Illinois with plans for the addition of a six-screen, state-of-the-art theater with stadium seating and two new restaurants. The new theatre will increase the total number of screens at the center to thirteen. In conjunction with the expansion, a new 400 car, one-level parking deck will also be added. Work on the expansion began in February 2000 and is expected to be completed by April 2001.

     At March 31, 2000, amounts spent on construction in progress and land for development related to the Company's three current projects (The Plaza at Citrus Park, Galleria at Roseville and The Streets at Southpoint) totaled $112.8 million.

     At March 31, 2000, there are approximately twenty, two, four and twenty-five acres of outparcel land, respectively, at Brandon TownCenter, Citrus Park Town Center, Galleria at Roseville and Wolfchase Galleria available for future sale or development.



                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                      Annual          Mortgage                        Mortgage
except share and                  Maturity           Interest           Notes         Ownership        Notes
per share amounts)                  Date               Rate            Payable        Interest        Payable
-----------------------          ----------         ----------       ----------      ----------     -----------
Consolidated Entities:
 Operating Partnership (1)       June 2000 (1)        7.51% (1)      $  30,000           100.0%       $ 30,000
 MainPlace                      Sept. 2000 (2)          (2)            110,000           100.0%        110,000
 Operating Partnership           Jan. 2001            6.68% (3)          9,000           100.0%          9,000
 Galleria at Roseville           Dec. 2001 (4)          (4)             33,112           100.0%         33,112
 Operating Partnership           Mar. 2003 (5)          (5)             42,000           100.0%         42,000
 Oakbrook Center                 Oct. 2004            6.14%            140,000           100.0%        140,000
 Fox Valley Center               Nov. 2006            6.75%             85,528           100.0%         85,528
 Wolfchase Galleria              June 2007            7.80%             78,019           100.0%         78,019
 Century City Shopping Center    June 2008            7.58%            160,000           100.0%        160,000
 Hawthorn Center                 Nov. 2008            6.75%             77,864           100.0%         77,864
 Penn Square Mall                Mar. 2009            7.03%             74,333           100.0%         74,333
 Citrus Park Town Center         June 2009            6.89%             99,316           100.0%         99,316
 Old Orchard Center              Dec. 2009            6.98%            163,971           100.0%        163,971

-------------------------------------------------------------------------------------------------------------
                                                                     1,103,143                       1,103,143
Unconsolidated Entities: (6)
 Coral Square Mall               Dec. 2000            7.40%             53,300            50.0%         26,650
 Water Tower Place               Feb. 2001 (7)          (7)            170,000            55.0%         93,500
 Miami International Mall        Dec. 2003            6.91%             45,773            40.0%         18,309
 Management Company              Feb. 2004            7.20% (8)         20,000            95.0%         19,000
 San Francisco Shopping Centre   July 2004 (9)        6.90%             65,781            50.0%         32,891
 Houston Galleria                Dec. 2005            7.93%            224,588            66.7%        149,733
 Copley Place                    Aug. 2007            7.44%            190,011            33.3%         63,337
 Woodland Hills Mall             Jan. 2009            7.00%             89,018            50.0%         44,509

-------------------------------------------------------------------------------------------------------------
                                                                       858,471                         447,929
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                        $1,551,072
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                                      $   28,000
Convertible preferred stock
 (convertible into 3,772,915
 shares of common stock)                                                                            $  125,000
Perpetual preferred units                                                                           $  125,000
-------------------------------------------------------------------------------------------------------------




                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                       Annual         Mortgage                        Mortgage
except share and                  Maturity            Interest          Notes         Ownership        Notes
per share amounts)                  Date                Rate           Payable        Interest        Payable
-----------------------          ----------          ----------      ----------      ----------     -----------
Market value of equity interests
 as of March 31, 2000, based upon
 27,100,622 common shares, unit
 voting common shares and common
 units at $29.0625 per share/unit                                                                   $  787,612
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                         $2,616,684
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                             59%
-------------------------------------------------------------------------------------------------------------

     (1)  This indebtedness represents outstanding borrowings under a loan, which have been used to fund the construction of The Plaza at Citrus Park.  This loan may be extended for two six-month periods and currently bears interest at LIBOR + 1.40% (7.51% at March 31, 2000).

     (2)  This loan matures on September 29, 2000; however, it may be further extended for two one-year periods.
Of the $110,000, $80,000 bears interest at a fixed rate of 7.00% through an interest rate swap agreement and
$30,000 bears interest at LIBOR + 1.30% (7.58% at March 31, 2000).

     (3)  This line of credit bears interest at the Reference Rate - 1.5625% (7.43% at March 31, 2000).

     (4)  This construction loan matures on December 21, 2001; however, it may be extended for three one-year periods.  This loan currently bears interest on a floating rate basis at LIBOR + 1.65% (7.65% at March 31, 2000).

     (5)  On March 15, 2000, this line of credit was amended to increase the committed amount to $180,000 and extend the maturity to March 15, 2003.  It may be extended one additional year.  This line currently bears interest on a floating rate basis at LIBOR + 1.05% (7.07% at March 31, 2000).

     (6)  Excludes Valencia Town Center as the Company is a limited partner and is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

     (7)  On January 4, 2000, the Company extended this loan maturity to February 1, 2001.  Of the total $170,000,
$160,000 bears interest at LIBOR + 1.00% (reduced from LIBOR + 1.125% on March 30, 2000) and $10,000 bears interest at LIBOR + 1.375% (reduced from LIBOR + 1.500% on March 30, 2000) (6.91% and 7.29%, respectively, at
March 31, 2000).

     (8)  This loan bears interest on a floating rate basis at LIBOR + 1.20% (7.20% at March 31, 2000).

     (9)  On January 4, 2000, this indebtedness was increased to $65,781 and the maturity was extended to July 1,
2004.  It may be further extended for one additional year.


     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS. Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of diluted funds from operations:

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
($000's omitted)                                    2000          1999
                                                  --------      --------
Income before extraordinary items
  and minority interest. . . . . . . . . . .      $ 11,420      $  8,702
Plus real estate depreciation and
  amortization . . . . . . . . . . . . . . .        13,402        10,392
Plus Company's share of real estate
  depreciation and amortization
  from unconsolidated partnerships
  and the Management Company . . . . . . . .         4,895         2,891
Plus incentive unit dividends. . . . . . . .           145           139
Less perpetual preferred unit
  distributions. . . . . . . . . . . . . . .        (2,921)        --
                                                  --------      --------

Diluted funds from operations. . . . . . . .      $ 26,941      $ 22,124
                                                  ========      ========

     FUNDS AVAILABLE FOR DISTRIBUTION. The chart below shows the calculation of diluted funds available for distribution:

                                                    Three Months Ended
                                                         March 31,
                                                   ---------------------
($000's omitted)                                    2000          1999
                                                  --------      --------

Diluted funds from operations. . . . . . . .      $ 26,941      $ 22,124
Plus non-cash effect of Oakbrook Center
  straight-lined ground rent and
  related interest . . . . . . . . . . . . .           847           854
Less adjustment to reflect actual
  cash received from the Management
  Company. . . . . . . . . . . . . . . . . .        (1,049)          (43)
Less straight-line rent adjustments (a). . .          (996)         (572)
Less other gains (a) . . . . . . . . . . . .          (675)        --
                                                  --------      --------
Diluted funds available for
  distribution . . . . . . . . . . . . . . .      $ 25,068      $ 22,363
                                                  ========      ========

      (a)  Includes the Company's share of unconsolidated partnerships.


     Weighted-average diluted shares and units outstanding, including the dilutive effect of preferred units, preferred stock and outstanding stock options and incentive units, were 32,169,601 and 31,980,768 for the three months ended March 31, 2000 and 1999, respectively.

     SALES. Aggregate sales volume at all the Company's regional malls for those mall shops and anchors that report sales increased 6.9% to $782.3 million in the three months ended March 31, 2000 from $731.8 million in the three months ended March 31, 1999. Mall tenant sales (excluding anchors and movie theaters) increased 8.4% to $583.1 million in the three months ended March 31, 2000 from $538.0 million in the same period for 1999. Comparable reported mall tenant sales increased 4.1% in the three months ended March 31, 2000 compared to the same period for 1999. Sales per square foot for the rolling twelve months ended March 31, 2000 were $423 compared to $418 for the twelve months ended December 31, 1999 and $401 for the rolling twelve months ended March 31, 1999. All sales per square foot figures exclude Citrus Park Town Center.

     OCCUPANCY. The mall GLA was 90.9% occupied at March 31, 2000 as compared to 91.7% at December 31, 1999 and 91.6% at March 31, 1999. The mall GLA was 93.1% leased at March 31, 2000 compared to 93.4% at December 31, 1999 and 93.7% at March 31, 1999.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

     Shopping center revenues increased $14.2 million to $63.9 million in the three months ended March 31, 2000 from $49.7 million in the three months ended March 31, 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999 and due to Citrus Park Town Center having been open for three months in 2000 as compared to one month in 1999.

     Shopping center expenses, including depreciation and amortization, increased $8.3 million to $37.4 million in the three months ended March 31, 2000 from $29.1 million in the same period for 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999 and due to Citrus Park Town Center having been open for three months in 2000 as compared to one month in 1999.

     Mortgage and other interest increased $5.3 million to $17.1 million in the three months ended March 31, 2000 from $11.9 million in the same period for 1999. This increase was primarily the result of (i) funding on the permanent mortgage at Citrus Park Town Center, (ii) debt incurred in connection with the acquisition of Century City Shopping Center on June 10, 1999, and (iii) the new mortgage obtained by the Company at Penn Square Mall in February 1999.

     Income from unconsolidated partnerships increased $.5 million to $3.0 million in the three months ended March 31, 2000 from $2.5 million in the same period for 1999. This increase was primarily attributable to the gain on sale of land at Coral Square Mall.

     Income from the Management Company increased $1.2 million in the three months ended March 31, 2000 as compared to the same period in 1999. This increase was primarily due to an increase in management fees and lease commissions as a result of new management contracts; partially offset by an increase in salaries and related benefits.

     Other gains of $.3 million for the three months ended March 31, 2000 represents the gain on sale of land at Wolfchase Galleria.

     The extraordinary items (net of taxes and minority interest) of $1.1 million in 1999 resulted from the prepayment penalty and the write-off of unamortized upfront expenses related to the repayment of indebtedness at the Management Company.

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

     The Company does not anticipate early adoption of Statement 133, as amended; however, it is estimated that adoption of Statement 133, as amended, will result in the Company recording a derivative instrument asset of $10.9 million and transition adjustment income of $10.9 million in other comprehensive income at January 1, 2001.

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

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       4.1     Stock Certificate is hereby incorporated by reference to
Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

       4.2 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.3 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.4 Promissory Note B dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.5 Mortgage, Security Agreement and Assignment of Rents dated as of November 3, 1997 made by LaSalle National Bank and Oak Brook Urban Venture, L.P. to and with USC Oakbrook, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Teachers' Retirement System of the State of Illinois is hereby incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K (File no. 1-12278) filed on March 31, 1998

       4.6 Fifth Amendment to Loan Agreement dated December 11, 1997 by and among The Prudential Insurance Company of America, Old Orchard Urban Limited Partnership and American National Bank and Trust Company of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1998

       4.7 Credit Agreement among Urban Shopping Centers, L.P., Banc One Capital Markets, Inc., Dresdner Bank AG (New York and Grand Cayman
Branches) and the several Lenders is hereby filed herewith

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

       10.34 Registration Rights Agreement dated June 10, 1999 among KPLP, Urban and Urban LP is hereby incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 16, 1999

       10.35 Fifth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated May 27, 1999 is hereby incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on June 16, 1999

       10.36 Registration Rights Agreement dated May 27, 1999 between Urban and the unit holder named therein is hereby incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on June 16, 1999

       10.37 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of Urban LP dated October 1, 1999 is incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 12, 1999

       10.38 Houston Galleria Amended and Restated Purchase and Sale Agreement dated September 17, 1999 is hereby incorporated by reference to
Exhibit 10.1 to the Registrant's Form 8-K (File No. 1-12278) filed on November 30, 1999

       27.1    Financial Data Schedule

       --------------------

            Although certain additional long-term debt instruments of the Registrant have been excluded from Exhibit 4 above, pursuant to Rule 601(b)(4)(iii), the Registrant commits to provide copies of such agreements to the Securities and Exchange Commission upon request.

       (b) Form 8-K/A dated November 15, 1999 was filed during the first quarter 2000.

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

     The Company's interest rate risk is monitored using a variety of techniques. Fixed rate debt matures and bears average interest rates as follows: 2000 - $26.7 million at 7.40%; 2003 - $18.3 million at 6.91%; and
thereafter - $996.6 million at 7.24%. Variable rate debt matures and bears average interest rates (based on the March 31, 2000 LIBOR rate) as follows:

2000 - $140.0 million at 7.39%; 2001 - $135.6 million at 7.27%; 2003 -
$74.9 million at 6.93%; and thereafter - $159.0 million at 6.41%.

     The Company utilizes principally variable-to-fixed interest rate swaps to mitigate its interest rate risk on the above variable rate debt. Notional amounts of outstanding interest rate swaps have the following maturities and provide for the following average fixed payment rates to hedge the indicated underlying variable rates: 2000 - $20.0 million at 6.69% and 7.07%; 2002 - $50.0 million at 7.22% and 7.07%; 2003 - $10.0 million at 7.28% and 7.07%; and thereafter - $262.9 million at 6.52% and 6.70%.

     The above average balances include the Company's share of unconsolidated partnership's debt and swaps. The fair value of fixed and variable rate debt at March 31, 2000 is estimated at $1.48 billion. The fair value of interest rate swap agreements was $13.2 million at March 31, 2000.

     As the above information incorporates only those exposures that exist as of March 31, 2000, it does not consider those exposure or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time and interest rates.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                URBAN SHOPPING CENTERS, INC.


                                By:       JAMES H. LYMAN
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                          JAMES H. LYMAN
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     May 12, 2000