Form 10-Q
period 2000-06-30
URBAN SHOPPING CENTERS INC
filed 2000-08-11
CIK 907077

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter
ended June 30, 2000                      Commission file number 1-12278




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


The number of shares of Common Stock and Unit Voting Common Stock, $.01 par value, outstanding on August 9, 2000 were 17,756,018 and 407,935, respectively.

                               TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements   . . . . . . . . . . . . . . . .       3

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .      16


PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of
            Security Holders . . . . . . . . . . . . . . . . . . .      24

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .      26

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk. . . . . . . . . . . . . . . . . . . . . .      31

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         URBAN SHOPPING CENTERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2000 AND DECEMBER 31, 1999

                                  (Unaudited)
                    ($000's omitted, except share amounts)

                                    ASSETS
                                    ------


                                                 JUNE 30,        DECEMBER 31,
                                                  2000              1999
                                              ------------       -----------

Investment properties:
  Land, including peripheral
    land parcels . . . . . . . . . . . .      $    208,420       $   209,304
  Buildings and improvements . . . . . .         1,444,845         1,433,252
  Equipment, furniture and fixtures. . .             6,164             5,944
  Construction in progress . . . . . . .           142,294            75,568
                                              ------------       -----------
                                                 1,801,723         1,724,068
  Accumulated depreciation . . . . . . .          (234,087)         (207,720)
                                              ------------       -----------
    Investment properties, net of
      accumulated depreciation . . . . .         1,567,636         1,516,348

Investment property held for sale. . . .            13,101            13,083
Investments in unconsolidated
  partnerships . . . . . . . . . . . . .           229,310           230,367
Investment in the Management Company . .            51,560            49,967
Cash, cash equivalents and
  short-term investments . . . . . . . .             3,753             4,125
Interest, rents and other receivables. .            18,511            20,597
Deferred expenses and other assets . . .            15,544            13,831
                                              ------------       -----------

                                              $  1,899,415       $ 1,848,318
                                              ============       ===========

                         URBAN SHOPPING CENTERS, INC.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                 JUNE 30,        DECEMBER 31,
                                                  2000              1999
                                              ------------       -----------

Liabilities:
  Mortgage notes payable . . . . . . . .      $  1,130,339       $ 1,080,452
  Land sale-leaseback proceeds . . . . .            75,000            75,000
  Deferred lease accrual . . . . . . . .            23,844            22,874
  Accounts payable and other
    liabilities. . . . . . . . . . . . .            79,685            68,982
  Investments in unconsolidated
    partnerships . . . . . . . . . . . .            44,303            43,074

  Commitments and contingencies
                                               -----------       -----------
          Total liabilities. . . . . . .         1,353,171         1,290,382

Minority interest. . . . . . . . . . . .           240,442           245,017

Stockholders' equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 3,772,915
    shares in 2000 and 1999 (liquida-
    tion preference of $125,000) . . . .                38                38
  Common stock, $.01 par value,
    authorized 140,000,000 shares,
    issued and outstanding 17,756,018
    shares in 2000 and 17,523,484
    shares in 1999 . . . . . . . . . . .               178               176
  Unit voting stock, $.01 par value,
    authorized 5,000,000 shares,
    issued and outstanding 407,935
    shares in 2000 and 1999. . . . . . .                 4                 4
  Additional paid-in capital . . . . . .           499,718           495,196
  Retained earnings (deficit). . . . . .          (194,136)         (182,495)
                                              ------------       -----------

          Total stockholders' equity . .           305,802           312,919
                                              ------------       -----------

                                              $  1,899,415       $ 1,848,318
                                              ============       ===========















         See accompanying notes to consolidated financial statements.

                                             URBAN SHOPPING CENTERS, INC.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                      (UNAUDITED)
                                        ($000's omitted, except share amounts)
                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                           -------------------------      -------------------------
                                                              2000           1999            2000           1999
                                                           ----------     ----------      ----------     ----------
Revenues:
  Shopping center revenues:
    Minimum rents. . . . . . . . . . . . . . . . . . .     $   39,700     $   34,755      $   78,858     $   66,007
    Percentage rents . . . . . . . . . . . . . . . . .          1,017            881           1,826          1,526
    Recoveries from tenants. . . . . . . . . . . . . .         22,745         19,837          43,770         36,164
    Other. . . . . . . . . . . . . . . . . . . . . . .          2,646          2,535           5,541          4,022
                                                           ----------     ----------      ----------     ----------
                                                               66,108         58,008         129,995        107,719

  Interest income. . . . . . . . . . . . . . . . . . .             68            196             196            377
                                                           ----------     ----------      ----------     ----------
                                                               66,176         58,204         130,191        108,096
                                                           ----------     ----------      ----------     ----------
Expenses:
  Shopping center expenses . . . . . . . . . . . . . .         22,588         20,867          45,833         39,178
  Mortgage and other interest. . . . . . . . . . . . .         17,010         14,258          34,114         26,234
  Ground rent. . . . . . . . . . . . . . . . . . . . .          1,169          1,142           2,300          2,229
  Depreciation and amortization. . . . . . . . . . . .         14,141         12,264          28,253         23,109
  General and administrative . . . . . . . . . . . . .          1,588          1,417           3,101          2,921
  Write-off of assets. . . . . . . . . . . . . . . . .          --             1,393           --             1,393
                                                           ----------     ----------      ----------     ----------
                                                               56,496         51,341         113,601         95,064
                                                           ----------     ----------      ----------     ----------
          Operating income . . . . . . . . . . . . . .          9,680          6,863          16,590         13,032

Income from unconsolidated partnerships. . . . . . . .          4,032          2,908           7,034          5,409
Income from the Management Company . . . . . . . . . .            944            276           2,193            308
                                                          -----------    -----------      ----------     ----------
          Income before other gains, minority
            interest and extraordinary items . . . . .         14,656         10,047          25,817         18,749

Other gains. . . . . . . . . . . . . . . . . . . . . .          --             --                259          --
Minority interest. . . . . . . . . . . . . . . . . . .         (6,477)        (3,348)        (11,898)        (5,951)
                                                           ----------     ----------      ----------     ----------
          Income before extraordinary items. . . . . .          8,179          6,699          14,178         12,798




                                             URBAN SHOPPING CENTERS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - Continued


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30                         JUNE 30
                                                           -------------------------      -------------------------
                                                              2000           1999            2000           1999
                                                           ----------     ----------      ----------     ----------

Extraordinary items (net of taxes and
  minority interest) . . . . . . . . . . . . . . . . .          --              (486)          --            (1,618)
                                                           ----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . . .          8,179          6,213          14,178         11,180

Dividends on preferred stock . . . . . . . . . . . . .         (2,226)        (2,113)         (4,452)        (4,226)
                                                           ----------     ----------      ----------     ----------
          Income applicable to common and unit
            voting common stock. . . . . . . . . . . .     $    5,953     $    4,100      $    9,726     $    6,954
                                                           ==========     ==========      ==========     ==========

Basic income per common and unit voting
 common share:
  Before extraordinary items . . . . . . . . . . . . .     $      .33     $      .26      $      .54     $      .48
  Extraordinary items. . . . . . . . . . . . . . . . .          --              (.03)          --              (.09)
                                                           ----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . . .     $      .33     $      .23      $      .54     $      .39
                                                           ==========     ==========      ==========     ==========

Diluted income per common and unit voting
 common share:
  Before extraordinary items . . . . . . . . . . . . .     $      .32     $      .26      $      .53     $      .47
  Extraordinary items. . . . . . . . . . . . . . . . .          --              (.03)          --              (.09)
                                                           ----------     ----------      ----------     ----------
          Net income . . . . . . . . . . . . . . . . .     $      .32            .23      $      .53     $      .38
                                                           ==========     ==========      ==========     ==========

Weighted-average common and unit voting common
 shares outstanding:
    Basic. . . . . . . . . . . . . . . . . . . . . . .     18,125,934     17,905,975      18,088,627     17,895,881
                                                           ==========     ==========      ==========     ==========
    Diluted. . . . . . . . . . . . . . . . . . . . . .     18,352,690     18,128,795      18,263,395     18,106,836
                                                           ==========     ==========      ==========     ==========

Dividends declared and paid per common and
  unit voting common share . . . . . . . . . . . . . .     $      .59     $      .56      $     1.18     $     1.12
                                                           ==========     ==========      ==========     ==========

                             See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)



                                                    2000           1999
                                                 ----------     ----------

Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . .     $   14,178     $   11,180
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization. . . . . .         28,253         23,109
    Write-off of assets. . . . . . . . . . .          --             1,393
    Provision for (recovery of) losses
      on accounts receivable . . . . . . . .           (243)           540
    Income from unconsolidated
      partnerships . . . . . . . . . . . . .         (7,034)        (5,409)
    Income from the Management Company,
      net of distributions . . . . . . . . .         (1,593)          (308)
    Minority interest. . . . . . . . . . . .         11,898          5,951
    Deferred lease accrual . . . . . . . . .            970          1,071
    Extraordinary items. . . . . . . . . . .          --             1,618
    Other gains. . . . . . . . . . . . . . .           (259)         --
    Other, net . . . . . . . . . . . . . . .         (1,448)          (773)
  Other changes in assets and liabilities:
    Interest, rents and other
      receivables. . . . . . . . . . . . . .          3,777          3,280
    Deferred expenses and other assets . . .         (1,766)        (2,352)
    Accounts payable and other
      liabilities. . . . . . . . . . . . . .          4,659          8,486
                                                -----------    -----------
          Net cash provided by
            operating activities . . . . . .         51,392         47,786
                                                -----------    -----------
Cash flows from investing activities:
  Additions to investment properties,
    net of change in related payables. . . .        (79,779)       (43,927)
  Acquisition of investment properties
    and development parcels. . . . . . . . .          --          (122,927)
  Proceeds from the sale of development
    parcels, net of selling costs. . . . . .            259          --
  Cash contributions to unconsolidated
    partnerships and the Management
    Company. . . . . . . . . . . . . . . . .         (4,706)        (5,244)
  Cash distributions from uncon-
    solidated partnerships . . . . . . . . .         13,935         11,684
  Advances from an unconsolidated entity,
    net. . . . . . . . . . . . . . . . . . .          8,000          --
  Decrease in restricted cash. . . . . . . .          --               832
                                                 ----------     ----------
          Net cash used in
            investing activities . . . . . .        (62,291)      (159,582)
                                                 ----------     ----------

                         URBAN SHOPPING CENTERS, INC.

                                                    2000           1999
                                                 ----------     ----------
Cash flows from financing activities:
  Proceeds from issuance of debt,
    net of issuance costs. . . . . . . . . .        178,132        335,432
  Proceeds from issuance of Common
    Stock under option plan and
    incentive unit plan. . . . . . . . . . .          5,656          3,116
  Proceeds from the issuance of perpetual
    preferred partnership units. . . . . . .          --            38,997
  Repayment of debt. . . . . . . . . . . . .       (129,949)      (229,088)
  Cash distributions to common
    unitholders. . . . . . . . . . . . . . .        (10,669)       (10,011)
  Cash distributions to preferred
    unitholders. . . . . . . . . . . . . . .         (6,821)          (980)
  Dividends paid . . . . . . . . . . . . . .        (25,819)       (23,855)
  Other, net . . . . . . . . . . . . . . . .             (3)         --
                                                 ----------     ----------
          Net cash provided by
            financing activities . . . . . .         10,527        113,611
                                                 ----------     ----------
Net increase (decrease) in cash
  and cash equivalents . . . . . . . . . . .           (372)         1,815
Cash and cash equivalents at
  beginning of period. . . . . . . . . . . .          4,110            294
                                                 ----------     ----------
Cash and cash equivalents at
  end of period. . . . . . . . . . . . . . .     $    3,738     $    2,109
                                                 ==========     ==========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest, net of amounts
    capitalized. . . . . . . . . . . . . . .     $   34,172     $   24,043
                                                 ==========     ==========


























         See accompanying notes to consolidated financial statements.

                         URBAN SHOPPING CENTERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            JUNE 30, 2000 AND 1999

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


(1)  BASIS OF PRESENTATION

     In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results for the interim periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

     The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled affiliates. The effect of all significant intercompany balances and transactions have been eliminated in the consolidated presentation.

     The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to the Company's interest in Copley Place Associates, LLC ("Copley Place"), Coral-CS/LTD Associates ("Coral Square Mall"), S. F. Shopping Centre Associates, L.P. ("San Francisco Shopping Centre"), South Alabama Development, L.P. ("Houston Galleria Development Land"), Urban Retail Properties Co. (the "Management Company"), U.W. Galleria L.P. ("Houston Galleria"), Valencia Town Center Associates, L.P. ("Valencia Town Center"), Water Tower Joint Venture ("Water Tower Place"), West Dade County Associates ("Miami International Mall"), Woodland Hills Mall, LLC ("Woodland Hills Mall"), WT Partners, L.P. ("Westheimer Triangle") and MerchantWired, LLC ("MerchantWired").

     For the six months ended June 30, 2000 and 1999, the common units, convertible preferred units, convertible preferred stock, stock options and incentive units are either antidilutive or do not have a significant effect on the computation of earnings per share.

     Development costs, including interest and real estate taxes incurred in connection with construction or expansion of certain investment properties, are capitalized as a cost of the investment property and depreciated over the estimated useful life of the related asset. During the six months ended June 30, 2000 and 1999, the Company incurred interest of $39,628 and $28,600, respectively, and capitalized interest of $5,514 and $2,366, respectively.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(1)  BASIS OF PRESENTATION (Continued)

     Cash and cash equivalents (which aggregated $3,738 and $4,110 at June 30, 2000 and December 31, 1999, respectively) include a treasury money market fund which invests principally in U.S. Treasury notes and bills ($1,120 and none at June 30, 2000 and December 31, 1999, respectively). Other short-term investments (generally with original maturities of one year or less) are generally held to maturity and aggregated $15 at June 30, 2000 and December 31, 1999. Cash equivalents and other short-term investments are held at cost which approximates market.

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


(2)  INVESTMENT PROPERTIES

     At June 30, 2000, the Company has classified Service Merchandise Plaza as an investment property held for sale. Service Merchandise Plaza in Columbus, Ohio, is an approximate 193,000 square foot community center anchored by Circuit City and Office Depot. The Company is selling Service Merchandise Plaza at this time because it is a non-core asset which is not integral to the Company's strategy of owning and operating dominant high quality regional malls and adjacent retail facilities. Revenues of $1,208 and $1,408, expenses of $366 and $728 and net income of $842 and $680, for the six months ended June 30, 2000 and 1999, respectively, related to Service Merchandise Plaza are included in the accompanying consolidated statements of operations.

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


(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Summarized financial information for the unconsolidated partnerships is presented below:

                                              June 30,      December 31,
                                               2000             1999
                                            -----------    -------------
Assets:
  Investment properties, net . . . . . .    $ 1,167,159      $ 1,228,885
  Investment property held for sale
    (1). . . . . . . . . . . . . . . . .         52,428            --
  Other assets . . . . . . . . . . . . .         72,427           72,418
                                            -----------      -----------
                                              1,292,014        1,301,303
Less liabilities:
  Mortgage notes payable . . . . . . . .        877,209          867,523
  Other liabilities. . . . . . . . . . .         52,760           50,597
                                            -----------      -----------
     Total capital . . . . . . . . . . .        362,045          383,183

Less: Outside partners' capital. . . . .        177,038          195,890
                                            -----------      -----------
     Total investments in
       unconsolidated partnerships . . .    $   185,007      $   187,293
                                            ===========      ===========

Total investments in unconsolidated
  partnerships are presented in the
  accompanying consolidated balance
  sheets as follows:
    Assets - Investments in
      unconsolidated partnerships. . . .    $   229,310      $   230,367
    Liabilities - Investments in
      unconsolidated partnerships. . . .         44,303           43,074
                                            -----------      -----------
                                            $   185,007      $   187,293
                                            ===========      ===========


    (1) At June 30, 2000, the Company's unconsolidated partnership and the outside partner have classified Valencia Town Center as an investment property held for sale. The decision to sell is controlled by and has been made by the outside partner. The partner anticipates the sale of this property to be completed in 2000.

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(4)  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS (Continued)

                                                    Six Months Ended
                                                        June 30,
                                             ---------------------------
                                                2000             1999
                                             ----------       ----------
Revenues:
  Shopping centers . . . . . . . . . . .     $  122,340       $   90,939
  Interest income. . . . . . . . . . . .            761              424

Expenses:
  Shopping centers . . . . . . . . . . .         52,988           41,660
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .         34,714           23,002
  Depreciation and amortization. . . . .         18,560           13,814
  Write-off of assets. . . . . . . . . .             17            --
                                             ----------       ----------
    Income before other gains. . . . . .         16,822           12,887

Other gains. . . . . . . . . . . . . . .            832            --
                                             ----------       ----------
        Net income . . . . . . . . . . .     $   17,654       $   12,887
                                             ==========       ==========

Company's share of:
  Mortgage and other interest and
    ground rent. . . . . . . . . . . . .     $   18,118       $   10,510
  Depreciation and amortization. . . . .         10,065            6,078
  Write-off of assets. . . . . . . . . .              6            --
  Other gains. . . . . . . . . . . . . .            416            --
  Net income . . . . . . . . . . . . . .          7,034            5,409
                                             ==========       ==========


(5) INVESTMENT IN THE MANAGEMENT COMPANY

     The Company's consolidated financial statements present its investment in the Management Company under the equity method of accounting.

     Summarized financial information for the Management Company is presented below.

                                              June 30,      December 31,
                                               2000             1999
                                            -----------    -------------
Assets:
  Investments in land parcels. . . . . .    $    14,221      $    14,221
  Cash, cash equivalents and
    short-term investments . . . . . . .          2,853           11,551
  Receivables and deferred expenses. . .         26,644           16,140
                                            -----------      -----------
                                            $    43,718      $    41,912
                                            ===========      ===========

                         URBAN SHOPPING CENTERS, INC.

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(5) INVESTMENT IN THE MANAGEMENT COMPANY (Continued)

                                              June 30,      December 31,
                                               2000             1999
                                            -----------    -------------
Liabilities:
  Notes payable. . . . . . . . . . . . .    $    20,000      $    20,000
  Accounts payable and
    other liabilities. . . . . . . . . .          6,760            5,681
                                            -----------      -----------
                                                 26,760           25,681
Owners' equity . . . . . . . . . . . . .         16,958           16,231
                                            -----------      -----------
                                            $    43,718      $    41,912
                                            ===========      ===========

                                                    Six Months Ended
                                                        June 30,
                                              --------------------------
                                                2000             1999
                                             ----------       ----------

Revenues . . . . . . . . . . . . . . . .    $    26,478       $   21,387
                                            -----------      -----------
Expenses:
  Management, leasing and
    development services . . . . . . . .         21,856           19,495
  Mortgage and other interest. . . . . .            768              696
  Land parcels . . . . . . . . . . . . .            (13)              41
  Depreciation and amortization. . . . .            657              743
                                             ----------       ----------
                                                 23,268           20,975
                                             ----------       ----------
      Operating income . . . . . . . . .          3,210              412

Income tax expense . . . . . . . . . . .           (890)            (126)
                                             ----------       ----------
      Income before extra-
        ordinary items . . . . . . . . .          2,320              286

Extraordinary items (net of taxes) . . .          --              (1,788)
                                             ----------       ----------
      Net income (loss). . . . . . . . .     $    2,320       $   (1,502)
                                             ==========       ==========


(6)  MORTGAGE NOTES PAYABLE

     On March 15, 2000, the Company amended its existing secured revolving line of credit, increasing the committed amount from $107,500 to $180,000. The amended line bears interest at LIBOR + 1.05% (7.71% at June 30, 2000) and matures on March 15, 2003; however, it may be extended for one additional year.

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

     The following table summarizes the revenues, NOI and assets for the Company's reportable segment.

                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               --------------------      --------------------
                                2000         1999         2000         1999
                              --------     --------     --------     --------
REVENUES:

Shopping center revenues . . .$ 96,390     $ 78,411     $189,900     $147,977
  Company's share of
    unconsolidated
    partnerships . . . . . . . (30,282)     (20,403)     (59,905)     (40,258)
  Interest income. . . . . . .      68          196          196          377
                              --------     --------     --------     --------

    Consolidated revenue . . .$ 66,176     $ 58,204     $130,191     $108,096
                              ========     ========     ========     ========

NOI:

Shopping center NOI. . . . . .$ 59,958     $ 47,398     $116,277     $ 89,044
  Unconsolidated
    shopping center NOI. . . . (17,501)     (10,814)     (33,923)     (21,558)
  Interest income. . . . . . .      68          196          196          377
  Straight-line rent
    adjustments. . . . . . . .     882          407        1,448          773
  Real estate depreciation
    and amortization . . . . . (13,443)     (11,617)     (26,845)     (22,009)
  Non-shopping center
    expenses . . . . . . . . . (20,284)     (18,707)     (40,563)     (33,595)
  Income from unconsolidated
    partnerships and the
    Management Company . . . .   4,976        3,184        9,227        5,717
                              --------     --------     --------     --------
    Consolidated income
      before other gains,
      minority interest
      and extraordinary
      items. . . . . . . . . .$ 14,656     $ 10,047     $ 25,817     $ 18,749
                              ========     ========     ========     ========

                         URBAN SHOPPING CENTERS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Concluded

                                  (UNAUDITED)
                    ($000's omitted, except share amounts)


(7)  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
     - (Continued)

                                             June 30,       December 31,
                                              2000              1999
                                           -----------     -------------
ASSETS:

Total shopping center assets . . . . . .    $1,844,102        $1,794,226
  Investment in the Management
    Company. . . . . . . . . . . . . . .        51,560            49,967
  Cash, cash equivalents and
    short-term investments . . . . . . .         3,753             4,125
                                            ----------        ----------
        Consolidated assets. . . . . . .    $1,899,415        $1,848,318
                                            ==========        ==========

     Information relative to the Company's expenditures for additions to long-lived assets has been included in the investing activities reported in the consolidated statements of cash flows.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     FINANCIAL CONDITION. Net cash flows from operating activities increased $3.6 million in the six months ended June 30, 2000 from the six months ended June 30, 1999. This increase was primarily attributable to an increase in rental operations discussed below.

     Net cash flows used in investing activities decreased $97.3 million in the six months ended June 30, 2000 from the six months ended June 30, 1999.

This decrease was primarily attributable to the acquisition of Century City Shopping Center in June 1999, partially offset by the increase in construction costs incurred at Galleria at Roseville and The Streets at Southpoint.

     Net cash flows from financing activities decreased $103.1 million in the six months ended June 30, 2000 from the six months ended June 30, 1999.

This decrease was primarily attributable to proceeds from the issuance of perpetual preferred partnership units in June 1999 and a decrease in proceeds from the net issuance/repayment of debt.

     At June 30, 2000, the Company had cash, cash equivalents and short-term investments of $3.8 million.

     On June 6, 2000, the Company paid $12.9 million to common and preferred shareholders as a dividend of $.59 per share representing its first quarter 2000 dividend. On June 5, 2000, the Operating Partnership paid $5.3 million to its limited partners as a distribution of $.59 per unit representing its first quarter 2000 distribution. On June 15, 2000, the Operating Partnership paid $2.9 million to its preferred unit holders.

     CAPITALIZATION. At June 30, 2000, the Company's debt (including the Company's share of debt of unconsolidated partnerships and the Management Company) totaled $1,577.7 million of which $1,382.8 million is fixed rate debt and $194.9 million is floating rate debt. On March 15, 2000, the Company amended its existing secured revolving line of credit, increasing the committed amount from $107.5 million to $180.0 million. The amended line bears interest at LIBOR + 1.05% (7.71% at June 30, 2000) and matures on March 15, 2003; however, it may be extended for one additional year. As of June 30, 2000, $46.0 million was outstanding on this line of credit. On December 21, 1999, the Company closed a $101.7 million construction loan facility for Galleria at Roseville. This facility has a two-year term with three one-year extension options. This loan bears interest on a floating rate basis at LIBOR + 1.65% (8.28% at June 30, 2000). As of June 30, 2000, $58.7 million was outstanding on this loan. On June 29, 1999, the Company secured a one-year loan with a lender with a commitment of $30.0 million, to be used for the construction of The Plaza at Citrus Park. As of June 30, 2000, $30.0 million was outstanding on the loan. On June 29, 2000, the loan was amended to extend the maturity to December 29, 2000.
The loan may be further extended for one six-month period. This loan bears interest on a floating rate basis at LIBOR + 1.40% (8.22% at June 30, 2000). On November 6, 1996, the Company entered into an agreement with a lender for a one-year $5.0 million unsecured revolving line of credit, which on January 30, 1998 was amended to increase the line to $7.5 million and extend the maturity to January 29, 1999. On January 29, 1999, this line was further amended to increase the line to $10.0 million, extend the maturity to January 28, 2000 and change the interest rate to the Reference Rate - 1.5625% (7.93% at June 30, 2000). On January 28, 2000, this line was further amended to increase the line to $13.0 million and extend the maturity to January 26, 2001. As of June 30, 2000, $7.8 million was outstanding. On January 4, 2000, Water Tower Joint Venture extended the maturity on its indebtedness to February 1, 2001. On January 4, 2000, S.F. Shopping Centre Associates, L.P. increased its outstanding indebtedness to $65.8 million and extended the maturity to July 1, 2004. It may be further extended for one additional year.

     Although there can be no assurances, the Company believes that operating cash flows will be sufficient to service all Company debt and anticipates repayment or refinancing when such amounts are due in the ordinary course of its business. At June 30, 2000, the Company's ratio of Company debt to total market capitalization (which includes the market value of issued and outstanding shares of capital stock of the Company and of partnership interests in the Operating Partnership not held by the Company, plus Company debt) was approximately 57%, as illustrated by the table at the end of the liquidity and capital resources section. The debt to total market capitalization ratio is based upon the market value of the common stock and indebtedness of the Company and, accordingly, will fluctuate with changes in the value of the common stock (and the issuance of additional shares of common stock, or other forms of capital, if any, and the amount of outstanding indebtedness).

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

     CAPITAL INVESTMENTS.  The Company's latest development project is the
1.1 million square foot Galleria at Roseville near Sacramento, California. Galleria at Roseville has four committed anchor tenants with JCPenney, Macy's, Nordstrom and Sears. Galleria at Roseville is scheduled to open on August 25, 2000.

     The Company's next scheduled development project is The Streets at Southpoint in Durham, North Carolina. The two-level 1.4 million square foot regional mall will feature Belk, Hecht's, JCPenney, Nordstrom and Sears as anchors. The Streets at Southpoint is currently scheduled to open in March 2002.

     The Company is continuing construction at The Plaza at Citrus Park, an approximate 350,000 square foot community center opposite Citrus Park Town Center. The first phase of the community center opened in fall 1999 and the second phase of the center, which includes the majority of the remaining space, is scheduled to open this fall.

     Construction continues as planned on the expansion project at Old Orchard Center in Skokie, Illinois for the addition of a six-screen, state-of-the-art theater with stadium seating and two new restaurants. The new theatre will increase the total number of screens at the center to thirteen. In conjunction with the expansion, a new 400 car, one-level parking deck will also be added. Work on the expansion is expected to be completed by April 2001.

     The Company recently announced plans for an approximate 700,000 square foot expansion of the retail portion of the Houston Galleria. Current plans call for the addition of approximately 230,000 square feet of mall shop space, a 250,000 square foot Foley's department store and an approximate 225,000 square foot Nordstrom department store. Work on this new development is scheduled to begin in summer 2001 with expected completion in spring 2003.

     At June 30, 2000, amounts spent on construction in progress and land for development related to the Company's three current projects (The Plaza at Citrus Park, Galleria at Roseville and The Streets at Southpoint) totaled $141.8 million.

     At June 30, 2000, there are approximately twenty-one, two, thirteen and twenty-five acres of outparcel land, respectively, at Brandon
TownCenter, Citrus Park Town Center, Galleria at Roseville and Wolfchase Galleria available for future sale or development.


                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                      Annual          Mortgage                        Mortgage
except share and                  Maturity           Interest           Notes         Ownership        Notes
per share amounts)                  Date               Rate            Payable        Interest        Payable
-----------------------          ----------         ----------       ----------      ----------     -----------
Consolidated Entities:

 Operating Partnership (1)       Dec. 2000 (1)        8.22% (1)      $  30,000           100.0%       $ 30,000
 Operating Partnership           Jan. 2001            7.93% (2)          7,750           100.0%          7,750
 MainPlace                      Sept. 2001 (3)          (3)            110,000           100.0%        110,000
 Galleria at Roseville           Dec. 2001 (4)          (4)             58,686           100.0%         58,686
 Operating Partnership           Mar. 2003 (5)          (5)             46,000           100.0%         46,000
 Oakbrook Center                 Oct. 2004            6.14%            140,000           100.0%        140,000
 Fox Valley Center               Nov. 2006            6.75%             85,528           100.0%         85,528
 Wolfchase Galleria              June 2007            7.80%             77,811           100.0%         77,811
 Century City Shopping Center    July 2008            7.58%            160,000           100.0%        160,000
 Hawthorn Center                 Nov. 2008            6.75%             77,864           100.0%         77,864
 Penn Square Mall                Mar. 2009            7.03%             74,165           100.0%         74,165
 Citrus Park Town Center         June 2009            6.89%             99,052           100.0%         99,052
 Old Orchard Center              Dec. 2009            6.98%            163,483           100.0%        163,483

-------------------------------------------------------------------------------------------------------------
                                                                     1,130,339                       1,130,339
Unconsolidated Entities: (6)
 Coral Square Mall               Dec. 2000            7.40%             53,300            50.0%         26,650
 Water Tower Place               Feb. 2001 (7)          (7)            170,000            55.0%         93,500
 Miami International Mall        Dec. 2003            6.91%             45,623            40.0%         18,249
 Management Company              Feb. 2004            7.51% (8)         20,000            95.0%         19,000
 San Francisco Shopping Centre   July 2004 (9)        6.90%             65,781            50.0%         32,891
 Houston Galleria                Dec. 2005            7.93%            224,217            66.7%        149,486
 Copley Place                    Aug. 2007            7.44%            189,475            33.3%         63,158
 Woodland Hills Mall             Jan. 2009            7.00%             88,812            50.0%         44,406

-------------------------------------------------------------------------------------------------------------
                                                                       857,208                         447,340
-------------------------------------------------------------------------------------------------------------
Company debt                                                                                        $1,577,679
-------------------------------------------------------------------------------------------------------------
Convertible preferred units
 (convertible into 1,018,182
 common units)                                                                                      $   28,000
Convertible preferred stock
 (convertible into 3,772,915
 shares of common stock)                                                                            $  125,000
Perpetual preferred units                                                                           $  125,000
-------------------------------------------------------------------------------------------------------------




                                                                        100%                          Pro Rata
                                                                     Balance of                       Share of
($000's omitted,                                       Annual         Mortgage                        Mortgage
except share and                  Maturity            Interest          Notes         Ownership        Notes
per share amounts)                  Date                Rate           Payable        Interest        Payable
-----------------------          ----------          ----------      ----------      ----------     -----------
Market value of equity interests
 as of June 30, 2000, based upon
 27,205,322 common shares, unit
 voting common shares and common
 units at $33.67 per share/unit                                                                     $  916,055
-------------------------------------------------------------------------------------------------------------
Total market capitalization                                                                         $2,771,734
-------------------------------------------------------------------------------------------------------------
Company debt to total market
 capitalization                                                                                            57%
-------------------------------------------------------------------------------------------------------------

     (1)  This indebtedness represents outstanding borrowings under a loan, which have been used to fund the construction of The Plaza at Citrus Park.  On June 29, 2000, this loan was amended to extend its maturity to
December 29, 2000 and may be further extended for one additional six-month period.  This loan currently bears interest at LIBOR + 1.40% (8.22% at June 30, 2000).

     (2)  This line of credit bears interest at the Reference Rate - 1.5625% (7.93% at June 30, 2000).

     (3)  Subsequent to quarter-end June 30, 2000, the Company extended this loan maturity to September 29, 2001.
It may be further extended for one additional year.  Of the $110,000, $80,000 bears interest at a fixed rate of
7.00% through an interest rate swap agreement and $30,000 bears interest at LIBOR + 1.30% (7.58% at June 30,
2000).

     (4)  This construction loan matures on December 21, 2001; however, it may be extended for three one-year periods.  This loan currently bears interest on a floating rate basis at LIBOR + 1.65% (8.28% at June 30, 2000).

     (5)  On March 15, 2000, this line of credit was amended to increase the committed amount to $180,000 and extend the maturity to March 15, 2003.  It may be extended one additional year.  Of the $46,000, $10,000 bears interest at a fixed rate of 6.84% through an interest rate swap agreement and $36,000 bears interest at LIBOR +
1.05% (7.71% at June 30, 2000).

     (6)  Excludes Valencia Town Center as the Company is a limited partner and is currently not entitled to any cash distributions until the outside partner has received a return on and of its contributions to the partnership.

     (7)  On January 4, 2000, the Company extended this loan maturity to February 1, 2001.  Of the total $170,000,
$160,000 bears interest at LIBOR + 1.00% (reduced from LIBOR + 1.125% on March 30, 2000) and $10,000 bears interest at LIBOR + 1.375% (reduced from LIBOR + 1.500% on March 30, 2000) (7.08% and 7.29%, respectively, at
June 30, 2000).

     (8)  This loan bears interest on a floating rate basis at LIBOR + 1.20% (7.51% at June 30, 2000).

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

     REVIEW OF OPERATIONS

     FUNDS FROM OPERATIONS. Funds from operations should not be considered as an alternative to net income or any other GAAP measurement of performance, as an indicator of operating performance or as an alternative to cash flows from operating, investing or financing activities as a measure of liquidity. The chart below shows the calculation of diluted funds from operations:

                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               --------------------      --------------------
                                2000         1999         2000         1999
                              --------     --------     --------     --------
Income before minority
 interest and extra-
 ordinary items. . . . . . . .$ 14,656     $ 10,047     $ 26,076     $ 18,749
Plus depreciation and
 amortization. . . . . . . . .  13,443       11,617       26,845       22,009
Plus Company's share of
 depreciation and amor-
 tization from
 unconsolidated
 partnerships and the
 Management Company. . . . . .   4,835        2,901        9,730        5,792
Plus incentive unit
 dividends . . . . . . . . . .     144          139          289          278
Less perpetual preferred
 unit distributions. . . . . .  (2,920)        (345)      (5,841)        (345)
                              --------     --------     --------     --------
Diluted funds from
 operations. . . . . . . . . .$ 30,158     $ 24,359     $ 57,099     $ 46,483
                              ========     ========     ========     ========

     FUNDS AVAILABLE FOR DISTRIBUTION. The chart below shows the calculation of diluted funds available for distribution:

                                 Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               --------------------      --------------------
                                2000         1999         2000         1999
                              --------     --------     --------     --------
Diluted funds from
 operations. . . . . . . . . .$ 30,158     $ 24,359     $ 57,099     $ 46,483
Plus non-cash effect of
 Oakbrook Center straight-
 lined ground rent and
 related interest. . . . . . .     853          862        1,700        1,716
Less adjustment to reflect
 actual cash received from
 the Management Company. . . .    (744)        (379)      (1,793)        (422)
Plus write-off of assets
 (a) . . . . . . . . . . . . .       6        1,492            6        1,492
Less straight-line rent
 adjustments (b) . . . . . . .  (1,287)        (597)      (2,283)      (1,169)
Less other gains (b) . . . . .   --           --            (675)       --
                              --------     --------     --------     --------
Diluted funds available
 for distribution. . . . . . .$ 28,986     $ 25,737     $ 54,054     $ 48,100
                              ========     ========     ========     ========

    (a) Includes the Company's share of unconsolidated partnerships and the Management Company.

    (b)  Includes the Company's share of unconsolidated partnerships.

     Weighted-average diluted shares and units outstanding, including preferred units, preferred stock and outstanding stock options and incentive units, were 32,400,754 and 32,071,673 for the three months ended June 30, 2000 and 1999, respectively, and 32,296,964 and 32,036,620, respectively, for the six months ended June 30, 2000 and 1999.

     SALES. Aggregate sales volume at all the Company's regional malls for those mall shops and anchors that report sales increased 4.7% to $878.7 million in the three months ended June 30, 2000 from $839.5 million in the three months ended June 30, 1999. Mall tenant sales (excluding anchors and movie theaters) increased 6.3% to $650.4 million in the three months ended June 30, 2000 from $611.5 million in the same period for 1999. Comparable reported mall tenant sales increased 4.0% in the six months ended June 30, 2000 compared to the same period for 1999. Sales per square foot for the twelve months ended June 30, 2000 were $429 compared to $423 for the twelve months ended March 31, 2000 and $405 for the twelve months ended June 30, 1999. All sales per square foot figures exclude Citrus Park Town Center, which opened on March 3, 1999.

     OCCUPANCY. The mall GLA was 90.5% occupied at June 30, 2000 compared to 90.9% at March 31, 2000 and 90.9% at June 30, 1999. The mall GLA was 92.6% leased at June 30, 2000 compared to 93.1% at March 31, 2000 and 92.8% at June 30, 1999.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED
JUNE 30, 1999

     Shopping center revenues increased $22.3 million to $130.0 million in the six months ended June 30, 2000 from $107.7 million in the six months ended June 30, 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999 and due to Citrus Park Town Center having been open for six months in 2000 as compared to four months in 1999.

     Shopping center expenses, including depreciation and amortization, increased $11.8 million to $74.1 million in the six months ended June 30, 2000 from $62.3 million in the same period for 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999 and due to Citrus Park Town Center having been open for six months in 2000 as compared to four months in 1999.

     Mortgage and other interest increased $7.9 million to $34.1 million in the six months ended June 30, 2000 from $26.2 million in the same period for 1999. This increase was primarily the result of (i) funding of the permanent mortgage at Citrus Park Town Center, (ii) debt incurred in connection with the acquisition of Century City Shopping Center on June 10, 1999 and (iii) the new mortgage obtained by the Company at Penn Square Mall in February 1999.

     Income from unconsolidated partnerships increased $1.6 million to $7.0 million in the six months ended June 30, 2000 from $5.4 million in the same period for 1999. This increase was primarily attributable to (i) the gain on sale of land at Coral Square Mall, (ii) an increase at San Francisco Shopping Centre due to increased occupancy and minimum rents, and (iii) an increase at Copley Place due to increased minimum rents and recoveries from office tenants.

     Income from the Management Company increased $1.9 million in the six months ended June 30, 2000 as compared to the same period in 1999. This increase was primarily due to an increase in management fees and lease commissions as a result of new management contracts; partially offset by an increase in salaries and related benefits.

     Other gains of $.3 million for the six months ended June 30, 2000 represents the gain on sale of land at Wolfchase Galleria.

     The extraordinary items (net of taxes and minority interest) of $1.6 million in 1999 resulted from the prepayment penalty and the write-off of unamortized upfront expenses related to the repayment of indebtedness at the Management Company and the write-off of unamortized upfront expenses related to the repayment of the construction loan at Citrus Park Town Center.

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

     Shopping center revenues increased $8.2 million to $66.2 million in the three months ended June 30, 2000 from $58.0 million in the three months ended June 30, 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999.

     Shopping center expenses, including depreciation and amortization, increased $3.6 million to $36.7 million in the three months ended June 30, 2000 from $33.1 million in the same period for 1999. This increase was primarily a result of the Company's acquisition of Century City Shopping Center on June 10, 1999.

     Mortgage and other interest increased $2.7 million to $17.0 million in the three months ended June 30, 2000 from $14.3 million in the same period for 1999. This increase was primarily the result of (i) funding on the permanent mortgage at Citrus Park Town Center and (ii) debt incurred in connection with the acquisition of Century City Shopping Center on June 10, 1999.

     Income from unconsolidated partnerships increased $1.1 million to $4.0 million in the three months ended June 30, 2000 from $2.9 million in the same period for 1999. This increase was attributable primarily to (i) an increase at San Francisco Shopping Centre due to increased occupancy and minimum rents and (ii) an increase at Copley Place due to increased minimum rents and recoveries from office tenants.

     Income from the Management Company increased $0.7 million in the three months ended June 30, 2000 as compared to the same period in 1999. This increase was primarily due to an increase in management fees and lease commissions as a result of new management contracts; partially offset by an increase in salaries and related benefits.

     The extraordinary items (net of taxes and minority interest) of $.5 million in the second quarter 1999 resulted from the write-off of unamortized upfront expenses related to the repayment of the construction loan at Citrus Park Town Center.

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), was issued by the FASB in June 1998. Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("Statement 138"), was issued in June 2000. Statement 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effective date of this statement for the Company is January 1, 2001. Statement 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts.
Under the standard, entities will be required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. The Company uses interest rate swap agreements and treasury locks as part of its interest rate risk management strategy. These derivatives are used to hedge cash flow exposure and under Statement 133 the effective portion of the gain or loss on the derivative instrument will be reported initially as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss will be reported in earnings immediately.

     The Company does not anticipate early adoption of Statement 133, as amended; however, it is estimated that adoption of Statement 133, as amended, will result in the Company recording a derivative instrument asset of $10.0 million and transition adjustment income of $10.0 million in other comprehensive income at January 1, 2001.

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

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

     On May 11, 2000, at the Company's annual meeting of shareholders, actions were taken on the election of directors and the ratification of independent auditors. The results of these actions are presented below.


     ELECTION OF DIRECTORS:

                                            For                   Withheld
                                        ----------               ----------
  Neil G. Bluhm                         23,114,541                  860,343
  James B. Digney                       23,151,116                  823,768
  Matthew S. Dominski                   21,561,595                2,413,289
  Susan Getzendanner                    23,149,296                  825,588
  Judd D. Malkin                        23,166,992                  807,892
  John E. Neal                          23,148,221                  826,663
  Phillip B. Rooney                     23,151,591                  823,293
  John G. Schreiber                     23,170,541                  804,343
  Henry T. Segerstrom                   23,146,870                  828,014

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


     RATIFICATION OF APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR
2000:

                For                   Against                Abstain
            ----------                -------                -------

            23,708,714                 20,453                245,717

     No other matters were submitted to a vote of security holders during the meeting or during the period covered by this report.

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       4.1     Stock Certificate is hereby incorporated by reference to
Exhibit 4.1 to the Registrant's Form 10-Q (File No. 1-12278) filed on November 19, 1993

       4.2 Mortgage, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated as of February 10, 1997 made by LaSalle National Trust, N.A. and Water Tower Joint Venture to and with Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.8 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.3 Promissory Note A dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.9 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.4 Promissory Note B dated as of February 10, 1997 by and between Water Tower Joint Venture and Lehman Brothers Holdings Inc. is hereby incorporated by reference to Exhibit 4.10 to the Registrant's Form 10-Q (File No. 1-12278) filed on May 13, 1997

       4.5 Mortgage, Security Agreement and Assignment of Rents dated as of November 3, 1997 made by LaSalle National Bank and Oak Brook Urban Venture, L.P. to and with USC Oakbrook, Inc., Goldman Sachs Mitsui Marine Derivative Products, L.P. and Teachers' Retirement System of the State of Illinois is hereby incorporated by reference to Exhibit 4.6 to the Registrant's Form 10-K (File no. 1-12278) filed on March 31, 1998

       4.6 Fifth Amendment to Loan Agreement dated December 11, 1997 by and among The Prudential Insurance Company of America, Old Orchard Urban Limited Partnership and American National Bank and Trust Company of Chicago is hereby incorporated by reference to Exhibit 4.7 to the Registrant's Form 10-K (File No. 1-12278) filed on March 31, 1998

       4.7 Credit Agreement among Urban Shopping Centers, L.P., Banc One Capital Markets, Inc., Dresdner Bank AG (New York and Grand Cayman
Branches) and the several Lenders is hereby incorporated by reference to
Exhibit 4.7 to the Registrant's Form 10-Q (File No. 1-12278) filed on May
12, 2000

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

       (b) No reports on Form 8-K were filed during the second quarter of 2000.

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

     The Company's interest rate risk is monitored using a variety of techniques. Fixed rate debt matures and bears average interest rates as follows: 2000 - $26.7 million at 7.40%; 2003 - $18.2 million at 6.91%; and
thereafter - $995.0 million at 7.24%. Variable rate debt matures and bears average interest rates (based on the June 30, 2000 LIBOR rate) as follows:
2000 - $110.0 million at 7.85%; 2001 - $189.9 million at 7.78%; 2003 -
$78.9 million at 7.40%; and thereafter - $159.0 million at 6.86%.

     The Company utilizes principally variable-to-fixed interest rate swaps to mitigate its interest rate risk on the above variable rate debt. Notional amounts of outstanding interest rate swaps have the following maturities and provide for the following average fixed payment rates to hedge the indicated underlying variable rates: 2000 - $20.0 million at 6.69% and 7.53%; 2002 - $50.0 million at 7.22% and 7.53%; 2003 - $10.0 million at 7.28% and 7.53%; and thereafter - $262.9 million at 6.52% and 7.16%.

     The above average balances include the Company's share of unconsolidated partnership's debt and swaps. The fair value of fixed and variable rate debt at June 30, 2000 is estimated at $1.49 billion. The fair value of interest rate swap agreements was $12.5 million at June 30, 2000.

     As the above information incorporates only those exposures that exist as of June 30, 2000, it does not consider those exposure or positions, which could arise after that date. Moreover, because firm commitments are not presented, the information represented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies at the time and interest rates.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                URBAN SHOPPING CENTERS, INC.


                                By:       JAMES H. LYMAN
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     August 11, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                                          JAMES H. LYMAN
                                          Executive Vice President, Chief
                                          Financial Officer,
                                          Director of Acquisitions and Chief
                                          Accounting Officer
                                Date:     August 11, 2000